Form 10QSB
period 1996-03-31
AMERICAN HEALTHCHOICE INC /NY/
filed 1996-05-20
CIK 854862

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-QSB


 [X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
           Act of 1934 for the Quarterly Period Ended March 31, 1996

 [ ]     Transition Report Pursuant to Section 13 or 1 5(d) of the Securities
                                   Exchange
                                  Act of 1934


                       Commission File Number 33-30677-NY

                          AMERICAN HEALTHCHOICE, INC.

             (Exact Name of Registrant as Specified in Its Charter)



         New York                                           11-2948752

(State of Other Jurisdiction of                          (I.R.S. Employer
Incorporation or Organization)                           Identification No.)

1300 W. Walnut Hill Lane, Ste. 275
         Irving, Texas                                          75038
(Address of principal executive offices)                     (Zip Code)


       Registrant's telephone number, including are code: (214) 751-1900

  (Former name, former address and former fiscal year, if changed since last report)

         Indicate by checkmark whether the registrant (1 ) filed all reports required to be filed by Section 13 or 1 5(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes  X    No    .
                      ---      ---

         On March 31, 1996, there were outstanding 6,690,001 shares of the Company's common stock, par value $.001 per share.

Transitional Small Business Issuer Disclosure Format: Yes      No   X
                                                          ---      ---

                          AMERICAN HEALTHCHOICE, INC.

                      QUARTERLY REPORT ON FORM 10-QSB FOR
                         QUARTER ENDED, MARCH 31, 1996


                                     INDEX


                                                                                            PAGE
PART I. FINANCIAL INFORMATION                                                              NUMBER
- - -----------------------------                                                              ------
         ITEM 1.   Unaudited Financial Statements

                   Consolidated Balance Sheet  . . . . . . . . . . . . . . . . . . . . . .    3

                   Consolidated Statements of Operations . . . . . . . . . . . . . . . . .    4

                   Consolidated Statements of Stockholders' Equity . . . . . . . . . . . .    5

                   Consolidated Statements of Cash Flows . . . . . . . . . . . . . . . . .    6

                   Notes to Consolidated Financial Statements  . . . . . . . . . . . . . .    7

         ITEM 2.   Management's Discussion and Analysis of Results of Operation  . . . . .    8

PART II. OTHER LNFORMATION
- - --------------------------

         ITEM 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . .   12

         ITEM 2.   Changes in Securities   . . . . . . . . . . . . . . . . . . . . . . . .   12

         ITEM 3.   Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . . . .   12

         Item 4.   Submission of Matters to Vote of Securities Holders . . . . . . . . . .   12

         ITEM 5.   Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . .   12

         ITEM 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . .   12

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13
- - ----------

                                     PART I

ITEM I.  FINANCIAL INFORMATION

                          AMERICAN HEALTHCHOICE, INC.
                                AND SUBSIDIARIES
                                  (UNAUDITED)

                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31,1996

                                     ASSETS                                  1996
                                     ------
CURRENT ASSETS:
         Cash                                                             $   553,162
         Accounts receivable, less allowance for
         doubtful accounts of $2,929,452                                    8,582,482
         Advances due from an affiliate and stockholders                      403,709
         Advances to physicians                                                26,667
         Other receivables                                                    388,010
         Other current assets                                                 138,878
                                                                          -----------
                 TOTAL CURRENT ASSETS                                      10,092,908
                                                                          -----------

LAND                                                                          120,000
FURNITURE, FIXTURES AND EQUIPMENT, NET                                      1,095,434
GOODWILL, NET                                                               1,805,267
OTHER ASSETS                                                                  195,896
                                                                          -----------

                 TOTAL ASSETS                                             $13,309,505
                                                                          ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

CURRENT LIABILITIES:
         Current portion of notes                                         $   639,207
         Current portion of capital lease obligations                         112,094
         Advances from stockholders                                           147,094
         Accrued payroll and payroll taxes                                    146,402
         Accounts payable and accrued expenses                                540,907
         Income taxes payable                                                 783,536
         Deferred income taxes                                              1,968,000
                                                                          -----------

                 TOTAL CURRENT LIABILITIES                                  4,337,240
                                                                          -----------

NOTES PAYABLE, less current portion                                         1,196,243
CAPITALIZED LEASE OBLIGATIONS, less current portion                           285,171
COMMITMENTS (Note 5)
STOCKHOLDERS' EQUITY:
         Preferred stock, $.001 par value; 5,000,000 shares authorized;
                 none issued                                                     --
         Common stock, $.001 par value; 115,000,000 shares authorized;
                 6,690,001 shares issued and outstanding                        6,690
Additional paid-in capital                                                  4,263,963
         Retained earnings                                                  3,220,198
                                                                          -----------

                 Total stockholders' equity                                 7,490,851
                                                                          -----------
                 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $13,309,505
                                                                          ===========




   See accompanying notes to these unaudited interim condensed consolidated financial statements.

                          AMERICAN HEALTHCHOICE, INC.
                                AND SUBSIDIARIES
                                  (UNAUDITED)

                     CONSOLITATED STATEMENTS OF OPERATIONS


                                                                 Six Months
                                                               Ended March 31
                                                              1995        1996
                                                           ---------   ---------
NET PATIENT REVENUES                                       2,971,939   5,984,486

OPERATING EXPENSES:
         Compensation and benefits                           848,991   1,988,267
         Advertising                                         200,339     323,028
         Depreciation and amortization                        30,280      47,459
         General and administrative                          655,360   1,996,060
                                                           ---------   ---------

                          Total operating expenses         1,734,970   4,354,814
                                                           ---------   ---------

                          Income before income taxes and
                          pro forma income taxes           1,236,969   1,629,672

INCOME TAXES:
         Current                                             212,626     580,661

         Deferred                                            721,982        --
                                                           ---------   ---------
                                                             934,608     580,661

NET INCOME BEFORE PRO FORMA INCOME TAXES                     302,361   1,049,011

         Pro forma income tax expense (benefit)              471,000        --
                                                           ---------   ---------

NET INCOME AFTER PRO FORMA INCOME TAXES                      773,361   1,049,011
                                                           ---------   ---------

NET INCOME PER SHARE AFTER PRO FORMA
     INCOME TAXES                                          $    0.14   $    0.18
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                 5,437,000   5,935,500





   See accompanying notes to these unaudited interim condensed consolidated financial statements.

                          AMERICAN HEALTHCHOICE, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                          PERIOD ENDING MARCH 31, 1996


                                                                     Common Stock
                                                               ------------------------                   Additional
                                                                            Obtion/Sub.      Paid-in      Retained
                                                   Shares        Amount     Fee/Payable      Capital      Earnings         Total
                                                 -----------   ---------    -----------    -----------   -----------    -----------
BALANCES, OCTOBER 1, 1993                          2,847,000   $  28,470                   $    32,780   $ 2,281,330    $ 2,342,580

   Issuance of common stock to
      founders for services rendered
      during fiscal 1993                             803,000       8,030                        72,416          --           80,446

   Net income                                           --          --             --             --         981,684        981,684

   Dividends                                            --          --             --             --        (356,624)      (356,624)
                                                 -----------   ---------    -----------    -----------   -----------    -----------

BALANCES, SEPTEMBER 30, 1994                       3,650,000      36,500        105,196      2,906,390     3,048,086

   Reclassification of retained
      earnings to additional paid-in
      capital upon conversion of
      selected subsidiaries from
      non-taxable to taxable entities                   --          --             --        1,260,479    (1,260,479)          --
   Exchange of common stock
      In connection with the
      Acquisition of Paudan, Inc.                  1,787,000     (31,063)          --          231,064          --          200,001
   Common stock to be issued in
      connection with the acquisition
      of Peachtree Corners Medical
      Center                                            --          --           75,000           --            --           75,000

   Net income                                           --          --             --             --         649,167        649,167
                                                 -----------   ---------    -----------    -----------   -----------    -----------

BALANCES, SEPTEMBER 30, 1995                       5,437,000   $   5,437    $    75,000    $ 1,596,739   $ 2,295,078    $ 3,972,254
                                                 ===========   =========    ===========    ===========   ===========    ===========

   Net income                                                                                                391,425        391,425
   Issuance of stock in connectin with
      acquisition of Peachtree Corners
      Medical Center                                  25,000          25        (75,000)        74,975          --             --
   Issuance of stock in connection with
      acquisitin of Valley Family Health, Inc.       360,000         360           --          809,640          --          810,000
   Issuance 100,000 shares of common
      stock at $2.00                                 100,000         100           --          199,900          --          200,000
   Issuance 711,111 shares common
      stock at $2.25                                 711,111         711           --        1,354,764          --        1,355,475
   Issuance 56,890 shares common
      stock at $2.25                                  56,890          57           --          127,945          --          128,002
   Option fee paid                                      --          --          100,000                                     100,000

   Net income 3/31/96                                                                                        533,695        533,695
                                                 -----------   ---------    -----------    -----------   -----------    -----------

BALANCES, MARCH 31, 1996                           6,690,001       6,690        100,000    $ 4,163,963   $ 3,220,198    $ 7,490,851
                                                 ===========   =========    ===========    ===========   ===========    ===========

                          AMERICAN HEALTHCHOICE, INC.
                                AND SUBSIDIARIES
                                  (UNAUDITED)

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                             Six Months Ended March 31
                                                                                1995            1996
                                                                            ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

NET INCOME:                                                                 $    302,361    $  1,049,012

Adjustments to reconcile net income to cash from operating activities:
         Depreciation and amortization                                            30,280          47,458
         Change in assets and liabilities:
                 Increase in trade accounts receivable, net                     (872,966)     (3,396,950)
                 Increase in prepayments                                        (245,468)           --
                 Increase in deferred taxes                                      721,980          36,000
                 Increase in income taxes payable                                137,499         622,536
                 Decrease in accounts payable                                       --           351,042
                 Increase (decrease) in accrued payroll and payroll taxes         42,587        (124,116)
                 Increase in accounts payable                                     27,057            --
                 Decrease in other assets                                        (58,419)       (106,060)

         Net cash provided by operating activities                                84,911      (1,521,078)
                                                                            ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Cash acquired upon acquisition of Paudan, Inc.
         Cash acquired in Peachtree acquisition
         Amounts paid to acquire Peachtree
         Purchase of medical practice -Metropolitan                                 --          (966,533)
                                      -Valley Family Health                         --          (319,785)
         Increase in advances to physicians and other receivables
         Purchases of furniture, equipment, and land                             (36,980)       (674,849)
         Proceeds received on advances to employees, net                            --              --
         Decrease in advance from stockholder                                    (66,749)           --
                                                                            ------------    ------------

                 Net cash provided by (used in) investing activities            (103,729)     (1,961,167)
                                                                            ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from sale and leaseback of fixed assets                           --              --
         Proceeds from note payable                                                 --           896,243
         Cash advances from (to) stockholders, net                                  --              --
         Sale of stock                                                              --         2,593,477
                                                                            ------------    ------------


                 Net cash provided by financing activities                          --         3,489,720
                                                                            ------------    ------------

DECREASE/INCREASE IN CASH                                                        (18,818)          7,475
                                                                                            ------------
CASH, beginning of period                                                        267,815         545,687
                                                                            ------------    ------------

CASH, end of period                                                         $    248,997    $    553,162
                                                                            ============    ============



   See accompanying notes to these unaudited interim condensed consolidated financial statements.

                          AMERICAN HEALTHCHOICE, INC.
                                AND SUBSIDIARIES
                                  (UNAUDITED)


             Notes To Condensed, Consolidated Financial Statements


       Note (1)      The Company.

American HealthChoice, Inc. was formed on September 14, 1989 in the State of New York. Pursuant to an agreement dated March 31, 1995. American HealthChoice, Inc. acquired all of the assets of American HealthChoice (Delaware) Inc. by issuing 5,062,000 shares of Common Stock par value $0.001. The purchase was acquired for a reverse acquisition using the purchase method of accounting.

       Note (2)      Condensed Financial Statements.

The accompanying unaudited financial information has been prepared by American HealthChoice, Inc. (or the "Company") in accordance with the instructions to Form 10-QSB. The information furnished reflects all adjustments, all of which were of a normal recurring nature, which are, in the opinion of the Company, necessary for a fair presentation of results for the interim periods presented. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulation. It is suggested that the financial information be read in conjunction with the financial statements and notes thereto included in the Company's Form 10KSB dated September 30, 1995.

       Note (3)      Summary of Significant Accounting Policies.

Net Patient Revenues - Revenue is recognized upon performance of services. Substantially all of the Company's revenues are derived from personal injury claims and claims filed on major medical policies, worker's compensation policies, Medicare or Medicaid. Allowances for doubtful accounts are maintained at levels considered appropriate by management based upon historical charge-off experience and other factors deemed pertinent by management.

Furniture and Equipment - Furniture and equipment are stated at cost less accumulated depreciation. Depreciation is provided over the estimated useful lives of the related assets of five years, primarily using accelerated methods.

Net Income Per Share - Net income per share for each period is based upon the weighted average number of common shares outstanding during the period, excluding all shares placed in escrow.

       Note (4)      Acquisitions.

The Company acquired the stock of Valley Family Health, L.L.C. effective, January 1, 1996. All amounts in the Company's unaudited financial statements have been adjusted to reflect the results under the Pooling of Interests method.

       Note (5)      Commitments.

The Company's principal administrative office located in Irving, Texas is occupied on a month to month basis at monthly rental of $2,200.00. The Company also leases, subleases or occupies pursuant to various agreements the clinic facilities of affiliated physicians. The leases have varying terms ranging from month to month to five (5) years with monthly rents from $1,100.00 to $17,500.00. The Company believes that as affiliated practices grow and add services additional and expanded facilities may be required.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto included elsewhere in this document.

American HealthChoice, Inc. acquires at fair market value the furniture, fixtures and equipment and an estimated net value of the accounts receivable of existing medical practices. The Company has unilateral control over the assets and operations of the various medical practices. The Company's financial relationship with each practice offers the physician an opportunity to earn a level of compensation commensurate with the marketplace, but usually less than that which the physician earned prior to the affiliation, while giving the practices access to capital, management expertise, information systems, and managed care contracts. The revenue after acquisition received by the employed physician is determined by an in-depth evaluation of the financial records of the practice typically up to three years prior to affiliation.

American HealthChoice, Inc. manages all aspects of the clinic other than the provision of medical services which is controlled by the employed or contracted physician groups.

ACQUISITIONS AND NEW BUSINESSES:

During the quarter ending March 31, 1996 the Company made two acquisitions. The Company acquired in a stock for stock transaction all the shares of Valley Family HealthCare, L.L.C. located in McAllen, Texas. This clinic located in McAllen Texas provides chiropractic services with estimated annual gross services of $1,750,000.00. The Company issued 360,000 shares of Common Stock par value $0.001 per share at $2.25 per share for an acquisition value of $810,000.00. The acquisition closed January 1, 1996 and has been accounted for in the financial statements under the Pooling method.

The second acquisition was the assets of four individual clinics formerly associated with Metropolitan HealthCare, Inc. a Company based in Atlanta, Georgia. The Company closed the transaction on February 29, 1996 for approximately $1,395,000.00 represented by the assumption of various accounts payable, notes payable to physicians with terms from 15 months to five years. As a result of this transaction on an annual basis the Company estimates annual gross revenues will be increased by $3,100,000. Goodwill of $936,997 will be a result from this acquisition and will be amortized over 40 years.

In addition, the Company in late March completed the construction of clinic improvements at Brownsville and commenced the operation of a chiropractic clinic within the site. This start up operation will require working capital from the Company until a cash breakeven is reached in approximately six (6) months.

The Company's profitability depends on enhancing clinic operating efficiency, expanding health care services provided, increasing market share, and assisting affiliated physicians in managing the delivery of medical care. The Company does not charge management fees for managing the operations of the clinics.

As of April 30, 1996, the Company owned 18 clinic sites in three states; Texas, Louisiana and Georgia. The following chart details the clinics' locations, metropolitan areas served, services provided and date acquired by the Company.

                                                                                      Number
                                                  Metropolitan                          Of           Date
       Clinic               Location              Area Served   Services Provided    Providers     Acquired
       ------               --------              -----------   -----------------    ---------     --------
Alpha Medical Clinic        San Antonio, TX       San Antonio   primary medical care      1        12/95

Nationwide Sports &         Katy, TX              Houston       physical therapy and      2        10/94
Injury/United Chiropractic                                      chiropractic

Nationwide Sports &         Bandera, TX           San Antonio   physical therapy and      2        07/94
Injury/United Chiropractic                                      chiropractic

Nationwide Sports &         San Pedro, TX         San Antonio   physical therapy and      2        10/94
Injury/United Chiropractic                                      chiropractic

Nationwide Sports &         Wurzbach, TX          San Antonio   physical therapy and      2        10/94
Injury/United Chiropractic                                      chiropractic

Peachtree Corners           Atlanta, GA           Atlanta       primary medical           9        09/95
Medical Center                                                  care, urgent care

Internal Medicine           Atlanta, GA           Atlanta       internal medicine         1        02/96
Associates

San Pedro Family Clinic     San Antonio, TX       San Antonio   primary medical           1        10/94

South Bexar Clinic          San Antonio, TX       San Antonio   primary medical and       1        01/96
                                                                urgent care

South Cross Minor           San Antonio, TX       San Antonio   urgent care, primary      1        12/95
Emergency Clinic                                                medical care

Southmost Primary           Brownsville, TX       Rio G. Valley primary medical care      2        10/95
Care Clinic                                                     urgent care

United Chiropractic         New Orleans, LA       New Orleans   chiropractic              1        07/94
Broad Street

United Chiropractic         New Orleans, LA       New Orleans   chiropractic              1        07/94
Uptown

Peachtree Medical           Atlanta, GA           Atlanta       internal medicine         1        02/96
Center of Northside

Peachtree Medical           Atlanta, GA           Atlanta       internal medicine         1        02/96
Center of Windy Hill

Peachtree Medical           Atlanta, GA           Conyer        primary medical care      2        02/96
Center of Conyers

Peachtree Medical           Atlanta, GA           McDonough     primary medical care      2        02/96
Center of McDonough

McAllen Family Health       McAllen, TX           McAllen       chiropractic              1        01/96


RESULTS OF OPERATIONS:

For the six months ended March 31, 1996, net revenues were $5,984,486 compared to $1,971,939 for the same period in 1995. This increase reflects the increase in net revenues to the Company from the acquisitions completed for the period and other new clinics started during the period ending March 31, 1996. During the period March 31, 1996, there continued to be a reduction in operations at the New Orleans East Clinic based on changes to the clinic's market demographics and reimbursement policies of third-party payors. These changes also affected the revenues of the mobile diagnostic service. These changes reflected in a reduction in net revenue or $350,000 for the six months ending March 31, 1996 compared to the same period in 1995. The increase in operating costs in 1996 were the result of increased activity within the Company as new clinics were acquired and started up, in particular, the higher cost of operating medical clinics.

The Company's operations are labor intensive with salaries and benefits comprising the single largest item in operations. Payroll costs increased from $848,991 in 1995 to $1,988,267 in 1996 as the result of increased cost of physicians and the addition of new operating units and increased cost of remuneration resulting from increased market demand for physicians. During the period the Company has continued its transformation from chiropractic services to an equal balance of medical, however this has had a significant impact on the profitability of the Company given the different profit margin between the two sectors. The operating costs of physician practices acquired in September 1995 and throughout the reporting period are considerably higher than expected by approximately $400,000. The Company intends to adjust the number of employees at each site and to renegotiate physician contracts to establish a more acceptable level of physician and staff costs in relation to revenues produced.

Increases in revenue for the period resulted primarily from clinics acquired during the period. Revenue from Valley Family Health offset approximately $350,000 of revenue lost on the reduced operations at New Orleans East clinic in 1996 compared to 1995.

The Company anticipates that it takes approximately 6 months before it can begin significantly adjusting the operations of any acquired site in such a way not to disrupt physicians and patient care. This is reflected in the average operating margins of the medical services division of approximately 5% of gross services to approximately 35% of gross services for chiropractic. The Company's operating objectives seek an operating profit of 15% for its medical clincs. Failure to meet these objectives has resulted in the Company's net profitability being reduced an estimated $200,000 for the period.

LIQUIDITY AND CAPITAL RESOURCES:

As of March 31, 1996, the Company had working capital of $5,655,619 and of $3,168,962 at March 31, 1995. Because of the Company's continued acquisition strategy and conversion of accounts receivable to the Company's systems, there can be no assurance that this important element of cash flow will improve in the near future. On a monthly basis, the Company's most significant expenditure is for physician costs.

The Company is dependent on the revenues from its existing clinics to fund the Company's working capital requirements, including the payment of approximately $2,000,000 of installment financing associated with the acquisition of its existing clinics over the next five years. In the event of unanticipated problems, including higher than expected costs of operation of the Company-owned clinics and anticipated revenues prove to be insufficient to fund operations, the Company would be required to raise additional equity, engage in debt financing or cease or curtail its activities.

During the quarter ending March 31, 1996, the Company completed two private placements. The first was the issue 100,000 shares of Common Stock at $0.001par value at $2.00 per share. These shares are subject to a 12 month lock-up agreement and in accordance with the terms of this transaction Mr. Ronald Potts was appointed to the Board of Directors beginning April 1996. There was no sales commissions applicable to this transaction. The second private placement resulted in the issue of 711,111 shares of Common Stock $0.001 par value at $2.25 per share. The Company issued an additional 56,900 shares of Common Stock par value $0.001 to the Agent as sales commission relating to this placement. In addition the Company paid $112,522.56 in cash sales commissions and non accountable expense allowances. The net proceeds to the Company of these two placements was $1,487,211.

     None of the Common Stock offered pursuant to each of the Private Placements has been registered under federal or state securities laws and is being offered and sold in reliance on exemptions from such registration requirements and such laws. In the second placement the share purchasers agreed that the shares will not, without the prior written consent of G-V Capital Corp, the exclusive placement agent for the Company (the "Placement Agent"), which consent may be withheld or denied in the Placement Agent's sole and absolute offer for sale, sell, sell short, "short against the box", grant any option, right to warrant with respect to, or otherwise dispose of (or announce any intention to undertake any of the foreging) all or any of the Shares purchased in the Offereing or any other shares of Common Stock of the Company until the earlier of (i) twelve (12) months after the Closing Date, or
(ii) such time as the Shares have been registered for sale pursuant to the Securities Act of 1933, as ammended. As of the April 30, 1996 the Company had not met its obligation to effectuate a registration statement in respect of these shares.

     The Company entered into an agreement with an investment group whereby the group was granted four (4) options to acquire the Common Stock of American HealthChoice, Inc. Under the following summarized terms.

     Payable 10           Non-Refundable          Total              Lowest
     Days From            Option Fee, Cre-      Exercise             Possible
      Closing +            dited To Price       Price (i.e.,         Exercise
     90 Days Each          Upon Exercise        before credit)       Price/Share
     ------------         ---------------       ---------------      -----------
     March 18, 1996       $ 100,000             $   750,000         $ 2.25

     June 18, 1996        $ 100,000             $   750,000         $ 3.00

     September, 1996      $ 100,000             $   750,000         $ 3.00

     December 1996        $ 100,000             $   750,000         $ 3.00
                          ---------             -----------         ------

     Totals               $ 400,000             $ 3,000.000

     Options 2,3 & 4 are (a) exercisable only at the greater price of $4.90 per share if purchased on or before September 18, 1996, and thereafter 30% below market price on date of exercie, unless exercised within six months of closing of AHI/MHI asset purchase, in which case the exercise and (b) exercisable within 24 months of the date each Option payment is made; if any option payment not made then subsequent opetions are forefeited (i.e., not affecting any previously funded optins. Until registration, if any, these shares are Rule 144 shares. Shares bought, if any, by the time of AHI's SEC registration statemetn filing for the March 1996 private placement shall be registered for trading, subject to 12 month "lock-up" until registration; shares bought thereafter shall have

"piggyback" registration rights for AHI's next registration following the exercise date of the Option(s) with a 12 month "lock-up" as to at least 50% of said exercised shares.

     The Company generally acquires clinics by cash payment, installment purchase financing and the issue of Common Stock of the Company. The Company then relies on increases in the revenues or decreases in the operating costs of such acquired clinics, or a combination thereof, in order to repay such installment financing of these clinics from cash flow. There is not assurance the Company will be able to achieve these goals or that the cash flow generated from the acquired clinics will be sufficient to meet the revenues were not sufficient to make the required payments, the Company would be required to raise additional equity or borrow funds from banks or other lenders or risk defaulting on its installment financing obligations.


                    Balance of page left blank intentionally

                                    PART II


                               OTHER INFORMATION




              ITEM 1.              Legal Proceedings

                                   Not Applicable


              ITEM 2.              Changes in Securities

                                   Not Applicable


              ITEM 3.              Defaults Upon Senior Securities

                                   Not Applicable


              ITEM 4.              Submission of Matters to Vote
                                   of Security Holders

                                   None


              ITEM 5.              Other Information

                                   Not Applicable


              ITEM 6.              Exhibits and Reports on Form 8-K




                     There have been no reports on Form 8-K
                    filed during the quarter for which this
                      report on Form 10-Q is being filed.

                                   SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   American HealthChoice, Inc.
                                   (Registrant)


Date:  May 20, 1996                By:     /s/ Dr. Joseph Wesley Stucki, D.C.
                                      -----------------------------------------
                                           Dr. Joseph Wesley Stucki, D.C.
                                           Chairman of the Board
                                           and President



                                   By:      /s/ Michael J. Dare
                                      -----------------------------------------
                                           Michael J. Dare
                                           Vice President Operations

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
- - -------                  -----------
  27          -  Financial Data Schedule
