Form 10QSB
period 1996-06-30
AMERICAN HEALTHCHOICE INC /NY/
filed 1996-08-20
CIK 854862

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 -------------

                                  FORM 10-QSB


[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                ACT OF 1934
                For the Quarterly Period Ended June 30, 1996

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                ACT OF 1934


                     Commission File Number 33-30677-NY


                         AMERICAN HEALTHCHOICE, INC.
       ---------------------------------------------------------------
      (Exact Name of Small Business Issuer as Specified in Its Charter)


                New York                                11-2948752
     -------------------------------                  -------------------
     (State or Other Jurisdiction of                  (I.R.S. Employer
     Incorporation or Organization)                   Identification No.)

1300 West Walnut Hill Lane, Suite 275, Irving, Texas         75038
- ----------------------------------------------------        --------
     (Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code: (214) 751-1900


          Check whether the issuer (1) Filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes [ ]         No [X]

          As of June 30, 1996, there were outstanding 7,023,334 shares of the issuer's Common Stock, par value $.001 per share.

Transitional Small Business Disclosure Format

          Yes [ ]         No [X]

                          AMERICAN HEALTHCHOICE, INC.

                      QUARTERLY REPORT ON FORM 10-QSB FOR
                          QUARTER ENDED JUNE 30, 1996


                                     INDEX

                                                                         PAGE
PART I. FINANCIAL INFORMATION                                           NUMBER
- -----------------------------                                           ------
     ITEM 1.  Consolidated Balance Sheets.................................. 3

              Consolidated Statements of Income............................ 4


              Consolidated Statements of Cash Flows........................ 5


              Notes to Consolidated Financial Statements................... 6


     ITEM 2.  Management's Discussion and Analysis of Results of Operation
                   and Financial Condition................................. 9


PART II.  OTHER INFORMATION
- ---------------------------

     ITEM 1.  Legal Proceedings........................................... 13

     ITEM 2.  Changes in Securities....................................... 13

     ITEM 3.  Defaults Upon Senior Securities............................. 13

     ITEM 4.  Submission of Matters to a Vote of Securities Holders ...... 13

     ITEM 5.  Other Information........................................... 13

     ITEM 6.  Exhibits and Reports on Form 8-K............................ 13


SIGNATURES................................................................ 14
- ----------

                         PART I. FINANCIAL INFORMATION


ITEM I.  FINANCIAL STATEMENTS

                         AMERICAN HEALTHCHOICE, INC.
                               AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS


                                                                                            September 30,             June 30,
                                                                                                 1995                   1996
                                                                                           ----------------        --------------
                                                                                                                     (unaudited)
                                   ASSETS
CURRENT ASSETS:
    Cash                                                                                  $    584,184            $     876,300
    Accounts receivable, less allowance for
      doubtful accounts of $2,581,794
          in 1995 and $4,177,044 in 1996                                                     6,197,590                9,733,733
    Advances due from an affiliate and stockholders                                            323,463                  511,736
    Advances to physicians                                                                      35,013                   26,737
    Other receivables                                                                           36,788                   50,176
    Current portion of note receivable from stockholder                                                                  54,000
    Other current assets                                                                       166,191                  212,967
                                                                                          ------------            -------------
                Total current assets                                                         7,343,229               11,436,247

NOTE RECEIVABLE FROM STOCKHOLDER, less current portion                                                                  216,000

PROPERTY AND EQUIPMENT, net                                                                    652,255                1,297,889

GOODWILL, net                                                                                  634,493                1,727,934

OTHER ASSETS                                                                                    65,913                  337,623
                                                                                          ------------            -------------

                Total assets                                                              $  8,695,890            $  15,045,095
                                                                                          ============            =============
                 LIABILITIES AND STOCKHOLDERS' EOUITY

CURRENT LIABILITIES:
    Current portion of notes payable, including $176,719 due to a stockholder
          in 1995 and 1996                                                                $    498,719            $     753,460
    Current portion of capital lease obligations                                               112,094                  114,094
    Advances from stockholders                                                                 201,587                   64,712
    Accrued payroll and payroll taxes                                                          277,787                  798,098
    Accounts payable and accrued expenses                                                      321,755                1,050,347
    Income taxes payable                                                                       161,000                  172,248
    Deferred income taxes                                                                    1,959,000                2,803,836
                                                                                          ------------            -------------
                Total current liabilities                                                    3,531,942                5,756,795

NOTES PAYABLE, less current portion                                                            300,000                1,309,819

CAPITALIZED LEASE OBLIGATIONS, less current portion                                            285,171                  218,274

STOCKHOLDERS' EQUITY:
    Preferred stock, $.001 par value; 5,000,000 shares authorized; none issued                      -                       -
    Common stock option                                                                             -                   100,000
    Common stock subscription payable                                                            75,000                     -
    Common stock, $.001 par value; 115,000,000 shares authorized; 5,797,000
          shares issued and outstanding in 1995 and 6,690,001 in 1996                             5,797                    7,023
    Additional paid-in capital                                                                1,722,524                4,229,775
    Retained earnings                                                                         2,775,456                3,423,409
                                                                                          -------------           --------------
                Total stockholders' equity                                                    4,578,777                7,760,207
                                                                                          -------------           --------------

                Total liabilities and stockholders' equity                                $   8,695,890           $   15,045,095
                                                                                          =============           ==============


   See accompanying notes to these unaudited interim consolidated financial statements.

                          AMERICAN HEALTHCHOICE, INC.
                               AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME


                                                                                       Nine Months Ended
                                                                                          June 30,
                                                                         ------------------------------------------
                                                                              1995                          1996
                                                                         -------------                  -----------
NET PATIENT REVENUES                                                     $4,336,393                      $9,538,294
OPERATING EXPENSES:
   Compensation and benefits                                              1,863,754                       3,997,097
   Advertising                                                              158,532                         514,702
   Depreciation and amortization                                             52,104                          77,476
   General and administrative, including
         management fees and other
         expenses paid to related parties
         of $235,420, none, $65,000 and
         none, respectively                                                 729,804                       3,355,089
   Other expense, net                                                         3,775                               -
                                                                         ----------                      ----------

              Total operating expenses                                    2,807,969                       7,944,364
                                                                         ----------                      ----------

              Income before income taxes
                    and pro forma income taxes                            1,528,424                       1,593,930

INCOME TAXES:
   Current                                                                  182,607                          11,248
   Deferred                                                                 739,632                         793,961
                                                                         ----------                      ----------

                                                                            922,239                         805,209
                                                                         ----------                      ----------
NET INCOME (LOSS) BEFORE
   PRO FORMA INCOME TAXES                                                   606,185                         788,721

   Pro forma income tax benefit                                            (383,952)                       (213,496)
                                                                         ----------                      ----------
NET INCOME AFTER PRO FORMA
   INCOME TAXES                                                          $  222,223                      $1,002,217
                                                                         ==========                      ==========

NET INCOME PER SHARE AFTER
   PRO FORMA INCOME TAXES                                                $      .04                      $      .15
                                                                         ==========                      ==========

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                                                     5,437,000                       6,767,667
                                                                         ==========                      ==========

   See accompanying notes to these unaudited interim consolidated financial statements.

                          AMERICAN HEALTHCHOICE, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 Nine Months Ended
                                                                                                    June 30,
                                                                                        -------------------------------
                                                                                        1995                       1996
                                                                                        ----------             --------
                                                                                                   (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                        $    222,223         $  1,002,216
    Adjustments to reconcile net income to cash from operating activities:
         Depreciation and amortization                                                      12,956               62,474
         Change in assets and liabilities:
               Increase in trade accounts receivable, net                                 (232,876)          (3,536,143)
               Increase in other current assets                                            139,842              (46,776)
               Increase in deferred taxes                                                 (214,949)            (844,836)
               Other, net                                                                                       630,017
                                                                                      ------------         ------------
                    Net cash used in operating activities                                  (72,804)          (1,043,376)
                                                                                      ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Note receivable from stockholder                                                             -             (216,000)
    Cash acquired upon acquisitions                                                              -               99,434
    Cash acquired in Peachtree acquisition                                                       -             (234,887)
    Amounts paid for acquisitions                                                                -                    -
    Advances to physicians and other receivables, net                                            -              (59,112)
    Purchases of property and equipment                                                    (16,035)            (645,634)
    Other, net                                                                                   -              231,054
                                                                                      ------------         ------------
                    Net cash used in investing activities                                  (16,035)            (825,145)
                                                                                      ------------         ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on notes payable and capital leases                                                 -             (177,579)
    Proceeds from sale of common stock                                                      (6,756)           2,433,477
    Proceeds from sale of stock option                                                           -              100,000
    Contributions by members of Valley Family Health Center, L.L.C.                              -                    -
    Dividends paid to members of Valley Family Health Center, L.L.C.                             -             (140,768)
    Cash advances from (to) stockholders, net                                                    -              (54,493)
                                                                                      ------------         ------------
                    Net cash provided by financing activities                               (6,756)           2,160,637
                                                                                      ------------         ------------

DECREASE IN CASH                                                                           (95,595)             292,116

CASH, beginning of period                                                                  448,997              876,300
                                                                                      ------------         ------------
CASH, end of period                                                                   $    353,402         $    402,166
                                                                                      ============         ============


SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
         Net liabilities purchased (See Note 4)                                       $         -          $   (893,931)

         Equipment contributed by stockholders                                        $    55,000          $          -
                                                                                      ============         ============

              See accompanying notes to these unaudited interim
                      consolidated financial statements.

                          AMERICAN HEALTHCHOICE, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. ORGANIZATION AND BUSINESS:

American HealthChoice, Inc. and subsidiaries (the Company) consists of a parent company and eighteen clinics providing physical therapy, chiropractic and medical services in San Antonio and Houston, Texas, New Orleans, Louisiana and Atlanta, Georgia, and one clinic providing diagnostic services throughout the United States. Substantially all of the Company's revenues are derived from chiropractic, physical therapy and medical services provided to individuals living in the vicinity of the clinics.

On March 31, 1995, Paudan, Inc. acquired 100% of the outstanding common stock of the Company in exchange for 91.6% of the outstanding common stock of Paudan, Inc. As a result, the stockholders of American HealthChoice, Inc. became the controlling stockholders of Paudan, Inc. Paudan, Inc. was an inactive public shell company which had total assets of $200,000, consisting entirely of cash, and no liabilities at the time of the acquisition. This transaction was accounted for as a reverse acquisition of Paudan, Inc. by American HealthChoice, Inc. The accompanying financial statements are those of American HealthChoice, Inc. for all periods presented. The legal name of Paudan, Inc. was changed to American HealthChoice, Inc. after the merger.


2. BASIS OF PRESENTATION:

The accompanying consolidated financial statements have been prepared by the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the disclosures made are adequate to make the information presented not misleading, and the consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1996, results of operations for the nine months ended June 30, 1996 and 1995 and cash flows for the nine months ended June 30, 1996 and 1995.

The results of operations for the nine months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year. It is suggested that the June 30, 1996 financial information be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB dated September 30, 1995.


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Net Patient Revenues - Revenue is recognized upon performance of services. Substantially all of the Company's revenues are derived from services rendered to patients. This includes claims filed on personal injury, major medical policies, worker's compensation policies, Medicare or Medicaid and many managed care health plans. Allowances for doubtful accounts are maintained at levels considered appropriate by management based upon historical charge-off experience and other factors deemed pertinent by management.

Property and Equipment, net - Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided over the estimated useful lives of the related assets, primarily using accelerated methods. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the improvements.

Goodwill - Goodwill arose from the Company's acquisitions of various clinics and is being amortized on the straight-line method over 20 years.

                          AMERICAN HEALTHCHOICE, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4. ACOUISITIONS:

During the second quarter of fiscal 1996, the Company acquired 100% of the ownership interest of Valley Family Health Center, L.L.C. (a chiropractic clinic) for 360,000 shares of its common stock. This acquisition was accounted for under the pooling of interest method of accounting. Accordingly, the historical financial statements of the Company have been restated as if the acquisition had occurred on October 1, 1994, the date Valley Family Healthcare, L.L.C. began operations.

Also during the second quarter of fiscal 1996, the Company acquired substantially all of the asset and liabilities of four medical clinics located in and around Atlanta, Georgia for $1,539,398, consisting of various trade liabilities and notes payable due physicians assumed by the Company. These clinics were part of a bankruptcy proceeding at the time of their acquisition. This acquisition was accounted for on the purchase method of accounting and gave rise to $951,997, owhich is being amortized over 20 years. The following is a summary of the assets acquired and liabilities assumed:

            Current assets                               $   429,901
            Furniture, fixtures and equipment                157,500
                                                         -----------
                 Total assets acquired                       587,401


            Trade liabilities                               (377,128)

            Notes payable to physicians                   (1,162,270)
                                                         -----------
                 Total liabilities acquired               (1,539,398)
                                                         -----------
                 Goodwill                                $  (951,997)
                                                         ===========



During the first quarter of fiscal 1996, the Company acquired a medical clinic in San Antonio from the Southcross Joint Venture. The clinic was acquired for $315,000 consisting of cash of $100,000, a note for $200,000 and direct acquisition costs of $15,000. This acquisition was accounted for on the purchase method of accounting. No goodwill arose from this transaction. The following is a summary of the assets acquired:



       Accounts receivable and inventory                $   45,000
       Land and buildings                                  200,000
       Furnitures and fixtures                              70,000
                                                        ----------
                                                        $  315,000
                                                        ==========


5.     STOCKHOLDERS' EQUITY:

The Company granted an investment group the right to acquire an option to acquire the Company's common stock at specified prices over a defined period of time. The agreement provides for each option to be issued in exchange for $100,000, which amount will be applied to the purchase of common stock, when and if the option is exercised. The following is a summary of the terms of the transaction:

                         AMERICAN HEALTHCHOICE, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                 Lowest
     Last                                                       Possible
    Option                 Nonrefundable         Total          Exercise
    Purchase              Fee To Acquire        Exercise         Price
     Date                    Option              Price          Per Share
- --------------------      --------------     -------------     ----------
March 18, 1996               $100,000          $  750,000        $ 2.25
June 18, 1996                $100,000          $  750,000        $ 4.90
September 18, 1996           $100,000          $  750,000        $ 4.90
December 18, 1996            $100,000          $  750,000        $ 4.90


The first option was exercised in May 1996 and 333,333 shares of common stock were issued in exchange for the remaining exercise price of $650,000. In addition, $100,000 was received in May 1996 to acquire the second option.

Under the terms of the second, third and fourth option agreements, the holders would have the right to acquire 153,061 shares of the Company's common stock for $750,000, provided the option was exercised by September 18, 1996, and thereafter at 30% below market price of the Company's common stock on the date of exercise. The second, third and fourth options are exercisable over the 24-month period following the acquisition of the options. To the extent an option is not purchased, then all rights to the remaining options are forfeited. The Company has granted registration rights to all of the shares issued and to be issued in connection with this transaction.

The Company issued 768,001 shares of common stock during the second quarter of fiscal 1996 in connection with a private placement of its stock. Shares totalling 711,111 were sold at $2.25 per share and another 56,890 were issued to the placement agent as compensation. The net proceeds of the offering amounted to $1,483,477. Under the terms of the private placement agreement, the Company agreed to file a registration statement with the Securities and Exchange Commission within a specified period of time following the private placement for the purpose of registering such shares. The Company failed to file a registration statement within the period specified and, as a result, is required to issue each holder of the shares sold in the private placement, one share of common stock for every ten shares held by such stockholder. These additional shares have not been issued yet.

The Company issued 100,000 shares of its common stock during the second quarter of fiscal 1996 for $2.00 per share under Regulation S of the Securities Act of 1933. Total proceeds from this transaction amounted to $200,000. The Company has granted registration rights to the holders of these shares.

The holders of any preferred stock which might be issued shall have such rights, preferences and privileges as may be determined by the Company's board of directors.

6. PENDING AQUISITIONS:

The Company has entered into letters of intent to acquire various companies. These potential acquisitions are subject to due diligence, further negotiations and execution of definitive agreements. At the present, it is uncertain as to whether the Company will execute definitive agreements for the acquisition of any of these companies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal years ended September 30, 1995 and September 30, 1994 and the Company's unaudited consolidated financial statements and notes thereto for the nine months ended June 30, 1996 and 1995, included elsewhere in this document.

The Company is an integrated provider network with an emphasis on non-invasive, primary care and rehabilitative services. The Company acquires, organizes and manages physician groups into cost-effective delivery systems which respond to the economic imperative to control and reduce health care expenditures. The Company will continue seeking acquisitions in its existing and expanding regional markets. In addition, the Company plans to vertically integrate health care services in order to deliver an increasing proportion of covered benefits and to achieve operational efficiencies within its system. The Company provides a variety of services to physicians' practices for the purposes of maximizing revenues and services to the health care markets. Being able to supply more services in a given market provides a strong competitive edge when bidding on a contract basis. More important is the Company's ability to focus on improved health care and reduced costs, and the Company's ability to help ensure that each patient receives appropriate and necessary quality care.

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

ACQUISITIONS

During the second quarter of Fiscal 1996, the Company consummated five acquisitions, of which two were minor. The Company acquired in a stock-for-stock transaction all the membership interests of Valley Family Health Center, L.L.C. ("Valley Family"), which owned a chiropractic clinic located in McAllen, Texas. The Company issued 360,000 shares of Common Stock in exchange for 100% of the interest in Valley Family. This acquisition closed during the second quarter of fiscal 1996 and has been accounted for using the pooling of interest method of accounting. Accordingly, the historical financial statements of the Company have been restated as if the acquisition had occurred on October 1, 1994 (the date Valley Family began operations.

The Company acquired substantially all of the assets and liabilities of four medical clinics located in and around Atlanta, Georgia for aggregate consideration of approximately $1.5 million, consisting of various trade liabilities and notes payable. These clinics were part of a bankruptcy proceeding at the time of their acquisition. This acquisition was accounted for on the purchase method of accounting and gave rise to goodwill of approximately $952,000.

During the first quarter of fiscal 1996, the Company acquired a medical clinic in San Antonio from the Southcross Joint Venture. The clinic was acquired for $315,000 consisting of cash of $100,000, a note for $200,000 and direct acquisition costs of $15,000. This acquisition was accounted for on the purchase method of accounting. No goodwill arose from this transaction.

The Company's profitability depends on enhancing clinic operating efficiency, expanding health care services provided, increasing market share, and assisting affiliated physicians in managing the delivery of medical care. The Company does not charge management fees for managing the operations of the clinics which it owns.

As of April 30, 1996, the Company owned 18 clinic sites in three states; Texas, Louisiana and Georgia. The following chart details the clinics' locations, metropolitan areas served, services provided, number of providers and date acquired or started up by the Company.

                                                                                                                          Date
                                                         Metropolitan                                   Number of      Acquired or
     Clinic                       Location               Area Served          Services Provided         Providers      Started Up
- -----------------------        ---------------           ------------        -------------------        ---------      -----------

North East MediClinic          San Antonio, TX           San Antonio         primary medical care           1             12/95

Nationwide Sports &            Katy, TX                  Houston             physical therapy and           2             10/94
Injury/United Chiropractic                                                   chiropractic

Nationwide Sports &            Bandera, TX               San Antonio         physical therapy and           2             07/94
Injury/United Chiropractic                                                   chiropractic

Nationwide Sports &            San Pedro, TX             San Antonio         physical therapy and           2             10/94
Injury/United Chiropractic                                                   chiropractic

Nationwide Sports &            Wurzbach, TX              San Antonio         physical therapy and           2             10/94
Injury/United Chiropractic                                                   chiropractic

Peachtree Corners              Norcross, GA              Atlanta             primary medical care,          9             09/95
Medical Center                                                               urgent care

Internal Medicine              Atlanta, GA               Atlanta             internal medicine              1             02/96
Associates

San Pedro MediClinic           San Antonio, TX           San Antonio         primary medical care           1             10/94

South Bexar MediClinic         San Antonio, TX           San Antonio         primary medical care,          1             01/96
                                                                             urgent care

South Cross MediClinic         San Antonio, TX           San Antonio         primary medical care,          1             12/95
                                                                             urgent care

Southmost Primary              Brownsville, TX           Rio G. Valley       primary medical care,          2             10/95
Care Clinic                                                                  urgent care

United Chiropractic            New Orleans, LA           New Orleans         chiropractic                   1             07/94
New Orleans East

United Chiropractic            New Orleans, LA           New Orleans         chiropractic                   1             07/94
Uptown

Peachtree Medical              Atlanta, GA               Atlanta             internal medicine              1             02/96
Center of Northside

Peachtree Medical              Marietta, GA              Atlanta             internal medicine              1             02/96
Center of Windy Hill

Peachtree Medical              Conyers, GA               Atlanta             primary medical care           2             02/96
Center of Conyers

Peachtree Medical              McDonough, GA             Atlanta             primary medical care           2             02/96
Center of McDonough

Valley Family Health           McAllen, TX               McAllen             chiropractic                   1             01/96
Center


RESULTS OF OPERATIONS
Comparison of nine months ended June 30, 1996 to nine months ended June 30,
1995

For the nine months ended June 30, 1996, net revenues amounted to $9,538,294 compared to $4,336,393 for the same period in 1995. This increase reflects the increase in net revenues from various acquisitions and new clinics started during the nine-month period ending June 30, 1996 and the Peachtree clinic acquisition in September 1995, offset by a decline in revenues at the United Chiropractic New Orleans East clinic and the Company's mobile diagnostic services unit. The reduction in revenues from these entities was caused by changes in market demographics and reimbursement policies of third-party payors. During the nine-month period ended June 30, 1996, write-offs of accounts receivable declined from 26% for the comparable period of 1995, to 21%. This decline reflects the lower discounts and write-offs incurred by the Company's medical clinics, the greater influence the Company has in the settlement of personal injury claims, and controls introduced by the Company to lower write-offs on personal injury claims. The increase in operating costs for the nine months ended June 30, 1996 were the result of increased activity within the Company as new clinics were acquired and started up and the higher costs of operating medical clinics as compared to chiropractic clinics. For the nine-month period ending June 30, 1996 approximately 50% of the Company's revenues were derived from delivery of chiropractic, physical therapy and rehabilitative services. The other 50% of revenues were derived from medical patient services.

The Company's operations are labor intensive with salaries and benefits comprising the single largest item in operations. Payroll costs increased from $1,863,754 for the nine-months ended June 30, 1995 compared to $3,997,097 for the nine months ended June 30, 1996. This increase reflects the increased cost of physician compensation and the addition of new clinics.

The Company has continued its transition from the chiropractic to the primary care medical services business; however, this has had a significant impact on the profitability of the Company given the higher operating costs and lower margins of the physician practices acquired by the Company. As a result, the increase in net revenues during the nine-month period ended June 30, 1996 has not resulted in a corresponding increase in net income. The Company intends to adjust the number of employees at the medical clinics and to renegotiate physician contracts to establish a more acceptable level of physician and staff costs in relation to revenues produced in those clinics.

General and administrative expenses increased from $729,804 for the nine months ended June 30, 1995 to $3,355,089 for the nine months ended June 30, 1996. As a percentage of net patient revenues, general and administrative expense increased from 17% for the nine months ended June 30, 1995 to 35% for the nine months ended June 30, 1996. This increase came as a result of the medical clinic acquisitions consummated by the Company during the nine-month period ended June 30, 1996 and the Peachtree acquisition in September 1995.


LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1996, the Company had cash and working capital of $402,166 and $5,708,854 respectively. The Company's primary current asset is accounts receivable which represents amounts due from patients for services rendered. Approximately 70% of the Company's accounts receivable at June 30, 1996 represent receivables from the delivery of chiropractic services, of which the majority represent personal injury claims which are typically collected once the lawsuit or claim to which they relate is settled. As a result, the Company's collections on personal injury claims are often more than a year after the services are rendered. This extended collection period can and does cause cash flow difficulties because of the growth in the number of chiropractic clinics the Company operates and the acquisitions the Company has consummated. Approximately 50% of revenues during the nine-month period ended June 30, 1996 were derived from chiropractic services.

The Company generally acquires clinics by cash payment, installment purchase financing and the issuance of Common Stock of the Company. The Company then relies upon increases in revenues or decreases in operating costs of the clinics, or a combination thereof, to repay the installment financing.

The Company is dependent on the revenues from its existing clinics to fund the Company's working capital requirements, including the payment of approximately $2,000,000 of debt associated with the acquisition of its existing clinics. In the event of unanticipated problems, including higher than expected costs of operation of the Company's clinics or the Company is unable to expand the revenues or the Company experiences ultimately cash flow of the clinics receivables, the Company would be required to raise additional equity, engage in debt financing or cease or curtail its activities.

During the nine-month period ended June 30, 1996 the Company raised $1,783,477 from the sale of common stock and the sale of an option to acquire common stock. The stock was sold in two private placements of 100,000 shares at $2.00 per share and 711,111 shares at $2.25 per share. An additional 56,890 shares of common stock were issued in connection with the placement of the 711,111 shares as compensation to the placement agent.

In March 1996, the Company entered into an agreement with an investment group whereby the group was granted the option to purchase up to four options to acquire the Common Stock of the Company under the following summarized terms:


   Payable 10            Non-Refundable           Total            Lowest
   Days From              Option Fee,           Exercise          Possible
  Closing and          Credited To Price      Price (i.e.,        Exercise
  90 Days Each          Upon Exercise        Before Credit)      Price/Share
- -------------------    ------------------  ----------------     ------------
March 18, 1996           $   100,000          $  750,000           $2.25
June 18, 1996            $   100,000          $  750,000           $4.90
September 18, 1996       $   100,000          $  750,000           $4.90
December 18,  1996       $   100,000          $  750,000           $4.90
                         -----------          ----------
Totals                   $   400,000          $3,000,000

Options 2, 3 and 4 are (a) exercisable only at the greater price of $4.90 per share if purchased on or before September 18, 1996, and thereafter 30% below market price on date of exercise, and (b) exercisable within 24 months of the date each option payment is made. If any $100,000 option payment is not timely made, then the option to purchase the subsequent options are forfeited; however, any previously purchased options (i.e., where the $100,000 fee has been timely paid) are not affected. The investment group purchased the first two options and exercised the first option during May 1996. The Company issued 333,333 shares of its Common Stock upon the exercise of the first option.

                          PART II.  OTHER INFORMATION



ITEM 1.                                          Legal Proceedings

                                                 None


ITEM 2.                                          Changes in Securities

                                                 None


ITEM 3.                                          Defaults Upon Senior Securities

                                                 Not Applicable


ITEM 4.                                          Submission of Matters to a Vote of Security Holders

                                                 Not Applicable


ITEM 5.                                          Other Information

                                                 None


ITEM 6.                                          Exhibits and Reports on Form 8-K

                                                 None



                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               American HealthChoice, Inc.
                               (Registrant)


Date: August 19, 1996          By:  /s/ Dr. Joseph Wesley Stucki, D.C.
                                  ----------------------------------------
                                    Dr. Joseph Wesley Stucki, D.C.
                                    Chairman of the Board
                                    and President



Date: August 19, 1996          By:  /s/ Jon A. Sommerhauser
                                  ----------------------------------------
                                    Jon A. Sommerhauser
                                    Executive Vice President of Operations

                                 EXHIBIT INDEX


EXHIBIT NO.              DESCRIPTION
- -----------              -----------
   27                    Financial Data Schedule