Form 10QSB/A
period 1996-03-31
AMERICAN HEALTHCHOICE INC /NY/
filed 1996-08-28
CIK 854862

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                           ----------------------

                                FORM 10-QSB/A


[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                 ACT OF 1934
                 For the Quarterly Period Ended March 31, 1996

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                 ACT OF 1934


                       Commission File Number 33-30677-NY


                           AMERICAN HEALTHCHOICE, INC.
       -----------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)



                   New York                                     11-2948752
         ------------------------------                     -------------------
         (State or Other Jurisdiction of                    (I.R.S. Employer
         Incorporation or Organization)                     Identification No.)

 1300 West Walnut Hill Lane, Suite 275, Irving, Texas             75038
 ----------------------------------------------------          ------------
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

         Yes [ ]           No [X]

         As of March 31, 1996, there were outstanding 6,690,001 shares of the issuer's Common Stock, par value $.001 per share.

Transitional Small Business Disclosure Format

         Yes [ ]           No [X]

                          AMERICAN HEALTHCHOICE, INC.

                   QUARTERLY REPORT ON FORM 10-QSB/A FOR THE
                          QUARTER ENDED MARCH 31, 1996




                                     INDEX

                                                                                                                    PAGE
PART I.  FINANCIAL INFORMATION                                                                                     NUMBER
- ------------------------------                                                                                     ------
         ITEM 1.          Condensed Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . .    F-3

                          Condensed Consolidated Statements of Income . . . . . . . . . . . . . . . . . . . . . .    F-4

                          Condensed Consolidated Statements of Cash Flows . . . . . . . . . . . . . . . . . . . .    F-5

                          Notes to Condensed Consolidated Financial Statements  . . . . . . . . . . . . . . . . .    F-6

         ITEM 2.          Management's Discussion and Analysis of Results of Operation
                                  and Financial Condition . . . . . . . . . . . . . . . . . . . . . . . . . . . .    F-9

PART II.  OTHER INFORMATION
- ---------------------------

         ITEM 1.          Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    F-13

         ITEM 2.          Changes in Securities   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    F-13

         ITEM 3.          Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . .    F-13

         ITEM 4.          Submission of Matters to a Vote of Securities Holders . . . . . . . . . . . . . . . . .    F-13

         ITEM 5.          Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    F-13

         ITEM 6.          Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . .    F-13

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    F-14
- ----------

                         PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                          AMERICAN HEALTHCHOICE, INC.
                                AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                      September 30,        March 31,
                                                                                          1995               1996
                                                                                      ------------       -------------
                                                                                                          (unaudited)
                                                          ASSETS
                                                          ------
CURRENT ASSETS:
   Cash                                                                               $    584,184       $     402,166
   Accounts receivable, less allowance for doubtful accounts of $2,581,794
       in 1995 and $3,099,452 in 1996                                                    6,197,590           8,597,679
   Advances due from an affiliate and stockholders                                         323,463             365,544
Advances to physicians                                                                      35,013              26,667
   Other receivables                                                                        36,788              32,623
   Current portion of note receivable from stockholder                                           -              54,000
   Other current assets                                                                    166,191             184,714
                                                                                      ------------       -------------
           Total current assets                                                          7,343,229           9,663,393

NOTE RECEIVABLE FROM STOCKHOLDER, less current portion                                           -             216,000

PROPERTY AND EQUIPMENT, net                                                                652,255           1,215,434

GOODWILL, net                                                                              634,493           1,742,934

OTHER ASSETS                                                                                65,913             195,896
                                                                                      ------------       -------------

           Total assets                                                               $  8,695,890       $  13,033,657
                                                                                      ============       =============

                                           LIABILITIES AND STOCKHOLDERS' EQUITY
                                           ------------------------------------

CURRENT LIABILITIES:
   Current portion of notes payable, including $176,719 due to a stockholder
       in 1995 and 1996                                                               $    498,719       $     770,485
   Current portion of capital lease obligations                                            112,094             114,094
   Advances from stockholders                                                              201,587             147,094
   Accrued payroll and payroll taxes                                                       277,787             260,436
   Accounts payable and accrued expenses                                                   321,755             527,484
   Income taxes payable                                                                    161,000              28,000
   Deferred income taxes                                                                 1,959,000           2,803,836
                                                                                      ------------       -------------
           Total current liabilities                                                     3,531,942           4,651,429

NOTES PAYABLE, less current portion                                                        300,000           1,377,547

CAPITALIZED LEASE OBLIGATIONS, less current portion                                        285,171             250,916

STOCKHOLDERS' EQUITY:
   Preferred stock, $.001 par value; 5,000,000 shares authorized; none issued                    -                   -
   Common stock option                                                                           -             100,000
   Common stock subscription payable                                                        75,000                   -
   Common stock, $.001 par value; 115,000,000 shares authorized; 5,797,000
       shares issued and outstanding in 1995 and 6,690,001 in 1996                           5,797               6,690
   Additional paid-in capital                                                            1,722,524           3,480,108
   Retained earnings                                                                     2,775,456           3,166,967
                                                                                      ------------       -------------
           Total stockholders' equity                                                    4,578,777           6,753,765
                                                                                      ------------       -------------

           Total liabilities and stockholders' equity                                 $  8,695,890       $  13,033,657
                                                                                      ============       =============





   See accompanying notes to these unaudited interim condensed consolidated financial statements.

                          AMERICAN HEALTHCHOICE, INC.
                                AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                    Three Months Ended                       Six Months Ended
                                                         March 31,                               March 31,
                                             ---------------------------------        --------------------------------
                                                 1995                1996                 1995               1996
                                             ------------       --------------        ------------       -------------
                                             (unaudited)         (unaudited)
NET PATIENT REVENUES                         $  1,651,191       $    2,906,838        $  2,971,939       $   5,684,187
OPERATING EXPENSES:
   Compensation and benefits                      697,091            1,410,669           1,237,312           2,497,466
   Advertising                                     16,288              127,989             112,524             323,028
   Depreciation and amortization                   23,721               30,018              39,148              47,459
   General and administrative, including
       management fees and other
       expenses paid to related parties
       of $65,000 for the six months
       ended March 31, 1995                       333,918              947,273             519,475           1,622,994
                                             ------------       --------------        ------------       -------------

           Total operating expenses             1,071,018            2,515,949           1,908,459           4,490,947
                                             ------------       --------------        ------------       -------------

           Income before income taxes
               and pro forma income taxes         580,173              390,889           1,063,480           1,193,240

INCOME TAXES:
   Current                                        (12,291)            (343,768)             43,125            (133,000)
   Deferred                                       445,343              784,961             739,632             793,961
                                             ------------       --------------        ------------       -------------

                                                  433,052              441,193             782,757             660,961
                                             ------------       --------------        ------------       -------------

NET INCOME (LOSS) BEFORE
   PRO FORMA INCOME TAXES                         147,121              (50,304)            280,723             532,279

   Pro forma income tax benefit                  (215,487)            (294,610)           (383,952)           (213,496)
                                             ------------       --------------        ------------       -------------

NET INCOME AFTER PRO FORMA
   INCOME TAXES                              $    362,608       $      244,306        $    664,675       $     745,775
                                             ============       ==============        ============       =============

NET INCOME PER SHARE AFTER
   PRO FORMA INCOME TAXES                    $        .06       $          .04        $        .11       $         .12
                                             ============       ==============        ============       =============

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                           5,797,000            6,448,559           5,797,000           6,480,654
                                             ============       ==============        ============       =============





   See accompanying notes to these unaudited interim condensed consolidated financial statements.

                          AMERICAN HEALTHCHOICE, INC.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                              Six Months Ended
                                                                                                  March 31,
                                                                                      --------------------------------
                                                                                          1995                1996
                                                                                      ------------       -------------
                                                                                                (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                         $    280,723       $     532,279
   Adjustments to reconcile net income to cash from operating activities:
       Depreciation and amortization                                                        39,148              47,457
       Change in assets and liabilities:
           Increase in trade accounts receivable, net                                     (872,966)         (2,041,827)
           Increase in other current assets                                               (245,468)             (6,023)
           Increase in deferred taxes                                                      721,980             793,961
           Other, net                                                                       51,865            (270,875)
                                                                                      ------------       -------------
               Net cash used in operating activities                                       (24,718)           (945,028)
                                                                                      ------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Note receivable from stockholder                                                              -            (270,000)
   Cash acquired from acquisitions                                                         200,000              99,434
   Cash acquired in Peachtree acquisition                                                        -            (234,887)
   Amounts paid for acquisitions                                                           (58,330)                  -
   Advances to physicians and other receivables, net                                       (35,489)            (33,735)
   Purchases of property and equipment                                                    (107,715)           (101,136)
   Other, net                                                                                    -            (207,670)
                                                                                      ------------       -------------
               Net cash used in investing activities                                        (1,534)           (747,994)
                                                                                      ------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on notes payable and capital leases                                                  -             (77,212)
   Proceeds from sale of common stock                                                            -           1,683,477
   Proceeds from sale of stock option                                                            -             100,000
   Contributions by members of Valley Family Health Center, L.L.C.                          71,145                   -
   Dividends paid to members of Valley Family Health Center, L.L.C.                              -            (140,768)
   Cash advances from (to) stockholders, net                                               (63,711)            (54,493)
                                                                                      ------------       -------------

               Net cash provided by financing activities                                     7,434           1,511,004
                                                                                      ------------       -------------

DECREASE IN CASH                                                                           (18,818)           (182,018)

CASH, beginning of period                                                                  267,815             584,184
                                                                                      ------------       -------------

CASH, end of period                                                                   $    248,997       $     402,166
                                                                                      ============       =============



SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
   Net liabilities purchased (See Note 4)                                             $          -       $    (893,931)

   Equipment contributed by stockholders                                              $     55,000       $           -
                                                                                      ============       =============





   See accompanying notes to these unaudited interim condensed consolidated financial statements.

                          AMERICAN HEALTHCHOICE, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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


2.      BASIS OF PRESENTATION:

The accompanying condensed consolidated financial statements have been prepared by the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the disclosures made are adequate to make the information presented not misleading, and the condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1996, results of operations for the three months and six months ended March 31, 1996 and 1995 and cash flows for the six months ended March 31, 1996 and 1995.

The results of operations for the six months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year. It is suggested that the March 31, 1996 financial information be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB dated September 30, 1995.


3.      SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES:

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

                          AMERICAN HEALTHCHOICE, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


4.      ACQUISITIONS:

During the second quarter of fiscal 1996, the Company acquired 100% of the ownership interest of Valley Family Health Center, L.L.C. (a chiropractic clinic) for 360,000 shares of its common stock. This acquisition was accounted for under the pooling of interest method of accounting. Accordingly, the historical financial statements of the Company have been restated as if the acquisition had occurred on October 1, 1994, the date Valley Family Healthcare, L.L.C. began operations. The following is a summary of selected historical operating information of the Company and Valley Family Health Center, L.L.C. for the six months ended March 31, 1996:

                                                                                     Valley
                                                                                     Family
                                                               American              Health
                                                             HealthChoice,           Center
                                                                 Inc.                L.L.C.             Combined
                                                             -------------       -------------       -------------
   Revenues                                                  $   4,964,340       $     719,847       $   5,684,187
   Income before income taxes                                $     674,834       $     518,406       $   1,193,240
   Net income before pro forma income taxes                  $      56,252       $     476,027       $     532,279
Net income after pro forma income taxes                      $     421,771       $     324,004       $     745,775
                                                             =============       =============       =============

Also during the second quarter of fiscal 1996, the Company acquired substantially all of the asset and liabilities of four medical clinics located in and around Atlanta, Georgia for $1,539,398, consisting of various trade liabilities and notes payable due physicians assumed by the Company.  These clinics were part of a bankruptcy proceeding at the time of their acquisition.  This acquisition was accounted for on the purchase method of accounting and gave rise to goodwill of
$951,997, which is being amortized over 20 years.  The following is a summary of the assets acquired and liabilities assumed:

   Current assets                                                                                    $     429,901
   Furniture, fixtures and equipment                                                                       157,500
                                                                                                     -------------
       Total assets acquired                                                                               587,401

       Trade liabilities                                                                                  (377,128)
       Notes payable to physicians                                                                      (1,162,270)
                                                                                                     -------------
           Total liabilities acquired                                                                   (1,539,398)
                                                                                                     -------------

       Goodwill                                                                                      $    (951,997)
                                                                                                     =============

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

   Accounts receivable and inventory                                                                 $      45,000
   Land and buildings                                                                                      200,000
   Furnitures and fixtures                                                                                  70,000
                                                                                                     -------------

                                                                                                     $     315,000
                                                                                                     =============

                          AMERICAN HEALTHCHOICE, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


5.     STOCKHOLDERS' EQUITY:

The Company granted an investment group the right to acquire an option to acquire the Company's common stock at specified prices over a defined period of time. The agreement provides for each option to be issued in exchange for $100,000, which amount will be applied to the purchase of common stock, when and if the option is exercised. The following is a summary of the terms of the transaction:

                                                                                                Lowest
           Last                        Nonrefundable                                           Possible
          Option                          Fee To                     Total                     Exercise
         Purchase                         Acquire                   Exercise                    Price
            Date                          Option                     Price                    Per Share
   -----------------------           ---------------              -----------                -----------
   March 18, 1996                    $       100,000              $   750,000                $      2.25
   June 18, 1996                     $       100,000              $   750,000                $      4.90
   September 18, 1996                $       100,000              $   750,000                $      4.90
   December 18, 1996                 $       100,000              $   750,000                $      4.90

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

The Company issued 768,001 shares of common stock during the second quarter of fiscal 1996 in connection with a private placement of its stock. Shares totalling 711,111 were sold at $2.25 per share and another 56,890 were issued to the placement agent as compensation. The net proceeds of the offering amounted to $1,483,477. Under the terms of the private placement agreement, the Company agreed to file a registration statement with the Securities and Exchange Commission within a specified period of time following the private placement for the purpose of registering such shares. The Company failed to file a registration statement within the period specified and, as a result, may be required to issue each holder of the shares sold in the private placement, one share of common stock for every ten shares held by such stockholder. These additional shares have not been issued yet.

The Company issued 100,000 shares of its common stock during the second quarter of fiscal 1996 for $2.00 per share under Regulation S of the Securities Act of 1933. Total proceeds from this transaction amounted to $200,000. The Company has granted registration rights to the holders of these shares.


6.     PENDING ACQUISITIONS:

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal years ended September 30, 1995 and September 30, 1994 and the Company's unaudited condensed consolidated financial statements and notes thereto for the three months and six months ended March 31, 1996 and 1995, included elsewhere in this document.

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

ACQUISITIONS

During the six-month period ending March 31, 1996, the Company consummated five acquisitions, of which two were minor. The Company acquired in a stock-for-stock transaction all the membership interests of Valley Family Health Center, L.L.C. ("Valley Family"), which owned a chiropractic clinic located in McAllen, Texas. The Company issued 360,000 shares of Common Stock in exchange for 100% of the interest in Valley Family. This acquisition closed during the second quarter of fiscal 1996 and has been accounted for using the pooling of interest method of accounting. Accordingly, the historical financial statements of the Company have been restated as if the acquisition had occurred on October 1, 1994, the date Valley Family began operations.

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

                                                                                                 Number           Date
                                                     Metropolitan                                  Of          Acquired or
          Clinic                   Location          Area Served      Services Provided         Providers      Started Up
    --------------------------  ---------------     --------------   ---------------------      ---------     ------------
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

    Peachtree Medical           Marietta, GA        Atlanta          internal medicine           1             02/96
    Center of Windy Hill

    Peachtree Medical           Conyers, GA         Atlanta          primary medical care        2             02/96
    Center of Conyers

    Peachtree Medical           McDonough, GA       Atlanta          primary medical care        2             02/96
    Center of McDonough

    Valley Family Health        McAllen, TX         McAllen          chiropractic                1             01/96
    Center


RESULTS OF OPERATIONS

Comparison of three months ended March 31, 1996 to three months ended March 31, 1995

For the three months ended March 31, 1996, net patient revenues amounted to $2,906,838 compared to $1,651,191 for the same period in 1995. This increase reflects the increase in net patient revenues from various acquisitions and new clinics started since the previous fiscal year end and the Peachtree clinic which was acquired in September 1995. These increases are partially offset by a decline in revenues at the United Chiropractic New Orleans East clinic and the Company's mobile diagnostic services unit which are the result of changes in market demographics and reimbursement policies of third-party payors.
During the three-month period ended March 31, 1996, write-offs of accounts receivable declined from 26% for the comparable period of 1995, to 21%. This decline reflects the lower discounts and write-offs incurred by the Company's medical clinics, the greater influence the Company has in the settlement of personal injury claims, and controls introduced by the Company to lower write-offs on personal injury claims. The increase in operating costs for the three months ended March 31, 1996 were the result of increased activity within the Company as new clinics were acquired and started up and the higher costs of operating medical clinics as compared to chiropractic clinics. Substantially all of the Company's revenues during fiscal 1995 were derived from delivery of chiropractic services, whereas delivery of medical services accounted for approximately 49% of revenues for the three-month period ending March 31, 1996.

The Company's operations are labor intensive with salaries and benefits comprising the single largest item in operations. Payroll costs increased from $697,091 for the three months ended March 31, 1995 to $1,410,669 for the three months ended March 31, 1996. This increase reflects the increased cost of physician compensation and the addition of new clinics.

The Company has continued its transition from the chiropractic to the primary care medical services business; however, this has had a significant impact on the profitability of the Company given the higher operating costs and lower margins of the physician practices acquired by the Company. As a result, the increase in net revenues during the three-month period ended March 31, 1996 has not resulted in a corresponding increase in net income. The Company intends to adjust the number of employees at the medical clinics and to renegotiate physician contracts to establish a more acceptable level of physician and staff costs in relation to revenues produced in those clinics.

General and administrative expenses increased from $333,918 for the three months ended March 31, 1995 to $947,273 for the three months ended March 31, 1996. As a percentage of net patient revenues, general and administrative expense increased from 20.2% for the three months ended March 31, 1995 to 32.6% for the three months ended March 31, 1996. This increase is primarily due to the medical clinic acquisitions consummated by the Company since the previous fiscal year end and the Peachtree acquisition in September 1995.

Comparison of six months ended March 31, 1996 to six months ended March 31,
1995

For the six months ended March 31, 1996, net revenues amounted to $5,684,187 compared to $2,971,939 for the same period in 1995. This increase reflects the increase in net revenues from various acquisitions and new clinics started during the six-month period ending March 31, 1996 and the Peachtree clinic acquisition in September 1995, offset by a decline in revenues at the United Chiropractic New Orleans East clinic and the Company's mobile diagnostic services unit. The reduction in revenues from these entities was caused by changes in market demographics and reimbursement policies of third-party payors. During the six-month period ended March 31, 1996, write-offs of accounts receivable declined from 26% for the comparable period of 1995, to 21%. This decline reflects the lower discounts and write-offs incurred by the Company's medical clinics, the greater influence the Company has in the settlement of personal injury claims, and controls introduced by the Company to lower write-offs on personal injury claims. The increase in operating costs for the six months ended March 31, 1996 were the result of increased activity within the Company as new clinics were acquired and started up and the higher costs of operating medical clinics as compared to chiropractic clinics. Substantially all of the Company's revenues during fiscal 1995 were derived from delivery of chiropractic services, whereas delivery of medical services accounted for approximately 46% of revenues for the six-month period ending March 31, 1996.

The Company's operations are labor intensive with salaries and benefits comprising the single largest item in operations. Payroll costs increased from $1,237,312 for the six-months ended March 31, 1995 to $2,497,466 for the six months ended March 31, 1996. This increase reflects the increased cost of physician compensation and the addition of new clinics.

The Company has continued its transition from the chiropractic to the primary care medical services business; however, this has had a significant impact on the profitability of the Company given the higher operating costs and lower margins of the physician practices acquired by the Company. As a result, the increase in net revenues during the six-month period ended March 31, 1996 has not resulted in a corresponding increase in net income. The Company intends to adjust the number of employees at the medical clinics and to renegotiate physician contracts to establish a more acceptable level of physician and staff costs in relation to revenues produced in those clinics. However, management believes that it takes approximately six months before it can begin significantly adjusting the operations of an acquired clinic in such a way as not to disrupt physicians and patient care.

General and administrative expenses increased from $519,475 for the six months ended March 31, 1995 to $1,622,994 for the six months ended March 31, 1996. As a percentage of net patient revenues, general and administrative expense increased from 17.5% for the six months ended March 31, 1995 to 28.6% for the six months ended March 31, 1996. This increase came as a result of the medical clinic acquisitions consummated by the Company during the six-month period ended March 31, 1996 and the Peachtree acquisition in September 1995.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1996, the Company had cash and working capital of $402,166 and $5,011,964, respectively. The Company's primary current asset is accounts receivable which represents amounts due from patients for services rendered. Approximately 80% of the Company's accounts receivable at March 31, 1996 represent receivables from the delivery of chiropractic services, of which the majority represent personal injury claims which are typically collected once the lawsuit or claim to which they relate is settled. As a result, the Company's collections on personal injury claims are often more than a year after the services are rendered. This extended collection period can and does cause cash flow difficulties because of the growth in the number of chiropractic clinics the Company operates and the acquisitions the Company has consummated. Approximately 54% of revenues during the six-month period ended March 31, 1996 were derived from chiropractic services.

The Company generally acquires clinics by cash payment, installment purchase financing and the issuance of Common Stock of the Company. The Company then relies upon increases in revenues or decreases in operating costs of the clinics, or a combination thereof, in or to repay the installment financing.

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

During the six-month period ended March 31, 1996 the Company raised $1,783,477 from the sale of common stock and the sale of an option to acquire common stock. The stock was sold in two private placements of 100,000 shares at $2.00 per share and 711,111 shares at $2.25 per share. An additional 56,890 shares of common stock were issued in connection with the placement of the 711,111 shares as compensation to the placement agent.

In March 1996, the Company entered into an agreement with an investment group whereby the group was granted the option to purchase up to four options to acquire the Common Stock of the Company under the following summarized terms:

     Payable 10                 Non-Refundable                           Total                      Lowest
     Days From                       Option Fee,                       Exercise                     Possible
    Closing and                 Credited To Price                      Price (i.e.,                 Exercise
    90 Days Each                 Upon Exercise                       Before Credit)               Price/Share
    ------------                ---------------                      --------------               -----------
    March 18, 1996              $         100,000                    $    750,000                 $       2.25
    June 19, 1996               $         100,000                    $    750,000                 $       4.90
    September 18, 1996          $         100,000                    $    750,000                 $       4.90
    December 18, 1996           $         100,000                    $    750,000                 $       4.90

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

                                                                     Not Applicable


                ITEM 5.                                              Other Information

                                                                     None


                ITEM 6.                                              Exhibits and Reports on Form 8-K

                                                                     Exhibit 27 -- Financial Data Schedule

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          American HealthChoice, Inc.
                                          (Registrant)


Date:  August 21, 1996                    By: /s/ Dr. Joseph Wesley Stucki, D.C.
                                             -----------------------------------
                                              Dr. Joseph Wesley Stucki, D.C.
                                              Chairman of the Board
                                              and President



Date:  August 21, 1996                    By: /s/ Jon A. Sommerhauser
                                             -----------------------------------
                                              Jon A. Sommerhauser
                                              Executive Vice President of
                                              Operations

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                          DESCRIPTION
- ------                          -----------
    27                 Financial Data Schedule