Form 10KSB
period 1996-09-30
AMERICAN HEALTHCHOICE INC /NY/
filed 1997-02-05
CIK 854862

                ANNUAL REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                     TO THE 1934 ACT REPORTING REQUIREMENTS

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-KSB
(Mark One)

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  For the fiscal year ended September 30, 1996

                                       OR

[  ]          TRANSITION REPORT PURSUANT TOSECTION 13 OR 15(D) OF
             THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
               For the transition period from _______ to _______

                     Commission File Number:   33-30677-NY


                          AMERICAN HEALTHCHOICE, INC.
                          ---------------------------
                 (Name of small business issuer in its charter)

             NEW YORK                                       11-2931252
   (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                       Identification No.)

1300 W. WALNUT HILL LANE, SUITE 275
           IRVING, TEXAS                                       75038
----------------------------------------                       -----
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number:  (972) 751-1900

Securities Registered Pursuant to Section 12(b) of the Exchange Act:

                                               Name of Each Exchange
            Title of Each Class                 on which Registered
            -------------------                 -------------------
                   NONE                                 NONE

Securities Registered Pursuant to Section 12(g) of the Act:

                    COMMON STOCK, PAR VALUE $.001 PER SHARE
                    ---------------------------------------
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X*
                                                                        ----
NO ___

* This Form 10-KSB was required to be filed pursuant to Rule 12b-25 on January 14, 1997.





          Page 1 of __; the index to exhibits is located on page ___.

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.  [   ]

         State issuer's revenues for its most recent fiscal year.  $10,187,000.

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act).

         Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

                  (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                          DURING THE PAST FIVE YEARS)

         Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes____  No____

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. ____________________________

         As of January 27, 1997, the Registrant had issued and outstanding 7,278,865 shares of the Registrant's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of January 27, 1997, was $20,781,183.75.*





* Based on the last reported price of an actual transaction in Registrant's common stock on January 27, 1997, and reports of beneficial ownership filed by directors and executive officers of Registrant and by beneficial owners of more than 5% of the outstanding shares of Common Stock of Registrant; however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of Registrant's Common Stock.





                                  Page 2 of __

                          AMERICAN HEALTHCHOICE, INC.


                                  FORM 10-KSB

                              ____________________

                                TABLE OF CONTENTS
                              ____________________

                                                                                                                                PAGE
                                                                                                                                ----
                                                                     PART I

Item 1.   Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    4

Item 2.   Description of Property   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   13

Item 3.   Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   13

Item 4.   Submission of Matters to a Vote of Security Holders   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   13

                                                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   13

Item 6.   Management's Discussion and Analysis of Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . .   14

Item 7.   Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   19

Item 8.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure  . . . . . . . . . . . . . . . .   35

Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act   . .   36

Item 10.  Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   38

Item 11.  Security Ownership of Certain Beneficial Owners and Management  . . . . . . . . . . . . . . . . . . . . . . . . . . .   40

Item 12.  Certain Relationships and Related Transactions  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   42

Item 13.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   43

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   45





                                  Page 3 of __

                                     PART I

ITEM 1.   BUSINESS

                                  THE COMPANY

HISTORY

        American HealthChoice, Inc., a New York corporation formerly known as Paudan, Inc. (together with its subsidiaries, the "Company"), was incorporated on September 14, 1988 and was initially formed with the intent of acquiring a suitable business that management determined had potential for future growth. Until March 1995 the Company had no operations. On March 31, 1995, the
Company underwent a comprehensive reorganization by acquiring American HealthChoice, Inc., a Delaware corporation ("American HealthChoice (DE)"), formed in 1993 to organize and acquire multi-disciplinary primary care medical clinics and to provide, on an ongoing basis, comprehensive management services. At the time of this transaction American HealthChoice (DE) operated six clinics which provided medical, chiropractic and physical therapy services in Texas and Louisiana. The Company acquired American HealthChoice (DE) in a reverse acquisition in exchange for 4,962,000 shares of the Company's $0.001 par value common stock. In connection with the reorganization, the stockholders of American HealthChoice (DE) acquired 91.6 % of the voting shares of the Company. The Company changed its name from Paudan, Inc. to American HealthChoice, Inc. during fiscal year 1995.

GENERAL

         The Company is a medical management organization that acquires, organizes and manages primary care medical clinics and other physician groups. The Company currently owns and provides broad-based management and marketing services to 22 clinics located in Texas, Louisiana and Georgia. The Company has primary care clinics in the San Antonio, Texas and Atlanta, Georgia metropolitan areas as well as the Rio Grande Valley area of South Texas. The Company plans to expand its existing clinics and add new clinics through the addition of new start-up clinics or the acquisition of existing primary care clinics that meet the Company's strategy for network development. The Company will continue to explore expansion of its markets particularly in and around Atlanta and the major markets in Texas, such as Dallas/Ft. Worth, Houston, Austin, San Antonio and the Rio Grande Valley. See "Management's Discussion and Analysis of Results of Operations."

         Concerns over the accelerating cost of health care have resulted in the increasing prominence of managed care. Managed care involves a third party assuming responsibility for ensuring that health care is provided in a high quality, cost effective manner. The focus on cost-containment has placed small to mid-sized groups and sole medical practices at a significant disadvantage because they typically have higher operating costs and little purchasing power with suppliers, and must spread overhead costs over a relatively small revenue base. In addition, these practices often lack both the capital to purchase new technologies that can improve quality and reduce costs and the accounting and quality management systems necessary to allow these physicians to enter into sophisticated managed care risk-sharing contacts with payors. Additionally, small to mid-sized groups and sole medical practices often do not have formal ties with other medical providers nor the ability to offer coordinated care across a variety of specialties, thus reducing their competitive position relative to larger provider organizations.

         As a result of these changes in the marketplace, physicians are increasingly abandoning traditional private practice in favor of affiliations with larger organizations, such as the Company, which offer skilled





                                  Page 4 of __
management, information systems, managed care contracting, and the integration of ancillary medical services. Many payors and their intermediaries, including governmental entities, health maintenance organizations ("HMOs") and preferred provider organizations ("PPOs"), are increasingly looking to outside primary care providers of physician services to develop and maintain quality management programs and patient care data. In addition, such payors and intermediaries look to share the risk of providing services through arrangements which provide for fixed payments (capitation) for patient care over a specified period of time.

         As the Company develops its primary care network of providers in each of its markets, it plans to provide a variety of services to primary care physicians' practices, insurance carriers, hospitals, health care alliances and other health care providers for the purposes of maximizing revenues and services to the health care markets. Management believes that being able to supply more services in a given market provides the Company with a strong competitive edge when bidding on a contract basis. The Company focuses on providing improved health care at reduced costs, and ensuring that each patient receives appropriate and necessary quality care.

         In fiscal year 1996 the Company sustained a significant operating loss of approximately $2.7 million. Consequently the Company is evaluating its current business strategy. The Company has made acquisitions that have not been profitable and is considering a new strategy and business plan that will focus more on the managed care issues that face medicine today. See "Management's Discussion and Analysis of Results of Operations."

         The Company's future business strategy is to: (i) become a significant provider of primary medical care in each of its market areas by increasing its penetration of HMOs, PPOs, government-sponsored programs, commercial employer groups and individuals; (ii) expand into new geographic markets through a combination of development projects and acquisition efforts, thus providing a cluster of clinics and related services that provide a single network of primary care; (iii) continue its expansion and development of its primary care physician base thereby creating an integrated provider network with primary care physicians as the centerpiece; (iv) continue vertical integration of primary care medical services and multi-specialty practices to deliver an increasing proportion of covered benefits; and (v) emphasize the use of primary care physicians and Company-owned clinics as critical determinants in providing improved access to cost-effective, quality health care services in its market areas.

         The Company believes that primary care physician clinics provide the most economies of scale in delivering quality care at the lowest price. A network of 5 to 6 of these types of clinics in a defined geographical area has a substantial advantage over the single autonomous clinic. Such a network of clinics ("NETWORK") would be well positioned to accept full risk contracts from various HMOs in the geographical area.

         The NETWORK should be organized to contract with HMOs and other managed care plans (collectively, "Health Plans") to provide a wide range of medical services to members who enroll in programs offered by the Health Plans. Future contracts that the Company may obtain would generally be capitation contracts, which provide for the NETWORK to receive a negotiated fixed fee per Health Plan member to cover all costs of covered services to members assigned to the NETWORK, regardless of the amount or level of services rendered. The NETWORK plans to contract with Health Plans to provide care for members covered under a Medicare Risk Contract, as well as for commercial (under 65 years of age) members. In addition to the capitation revenue, the NETWORK will usually share in surpluses or deficits for other services not covered under the capitation payment (primarily hospital fund results). The budgets





                                  Page 5 of __
for hospital and other non-capitated services will be negotiated by the Company on behalf of the NETWORK with Health Plans.

         In order to service the Health Plan contracts, the NETWORK plans to enter into agreements with physicians and other health care providers (collectively, "Providers") to provide medical services to assigned members. These future contracts will generally call for reimbursement to the Provider on a capitated or discounted fee-for-service basis.

MEDICARE RISK CONTRACTS

         The federal government, through the Health Care Financing Administration ("HCFA"), allows federally qualified HMOs to enter into agreements to provide all covered Medicare services to Medicare beneficiaries who choose to enroll with the Health Plan. Health Plans receive a capitation equal to ninety-five percent (95%) of the average per member costs to HCFA of providing services to Medicare beneficiaries in the same county. This amount is adjusted to reflect differences in the demographic mix of the population enrolled with the HMO compared to the average mix for the county.

         The Health Plan is responsible for providing all Medicare covered services to beneficiaries who enroll with the HMO. Generally, the Health Plan is able to control medical expenses through Provider contracts, utilization review and other means to allow for payment of all medical expenses, administration and marketing expenses. Frequently, the Health Plan, by contract, will delegate many functions to organized groups of health care providers. The Company expects to perform most of these functions for the NETWORK.

         In addition, sufficient savings may be generated to allow the HMO to reduce or eliminate Medicare co-payments and deductibles and to provide additional services in excess of those covered by Medicare. These benefit enhancements provide incentives to beneficiaries to join the HMO, as they reduce out-of-pocket expenses normally incurred under standard Medicare programs.

COMMERCIAL PLANS

         Health Plans traditionally market health benefit coverage to employer groups who provide such benefits to their employees. Premium per member is typically one-half to one-third of the premium for a Medicare Risk Contract enrollee. This is because nearly all commercial enrollees are under age 65, and the average health care costs for these members are much lower than for Medicare beneficiaries. Generally, there are more competing Health Plans offering commercial coverage than Medicare coverage.

         Typically in the case of large employers, employees can choose among one or more HMO plans as well as a traditional indemnity plan. Employees can usually enroll their spouses and dependents as well. Employers usually pay for all or nearly all of the cost of covering the employee. Some employers will pay for all of the cost of dependent coverage, while others require the employee to pay for some or all of dependent coverage.

         Employees may enroll in or change Health Plans at the time they become employed, or during an annual "open enrollment" period. At the time an employee chooses a Health Plan, the employee will choose a primary care physician for him or herself and his or her dependents. The primary care physician is responsible for coordinating all the health care needs of members who select such Provider, including referrals to specialists and hospitalization. The Health Plan is responsible to provide a full range of health





                                  Page 6 of __
care services to members who choose its plan. The Health Plan controls medical expenses using the same techniques as for Medicare members.

         The Company's future success will depend on the NETWORK'S profitability, which, in turn, will depend, in large part, on the Company's ability to maximize the NETWORK'S revenues and manage the NETWORK expenses. The Company is developing several strategies that will enable it to achieve these goals.

         The NETWORK'S major source of future revenue will be capitation payments from Health Plans. Capitation amounts are subject to negotiation with the Health Plans, and revenues can be enhanced by aggressive marketing of the NETWORK to Health Plans that have significant enrollment in the geographic area served by the NETWORK.

         Another significant source of future revenue for the NETWORK will be a share of any surplus that the Health Plan generates in certain non-capitated services, such as hospital fund savings. In this area, revenue can be directly enhanced by active utilization management.

         Finally, the NETWORK is planning to generate investment income, the amount of which can be enhanced by cash management strategies developed by the Company.

         The Company is planning a number of strategies to minimize the NETWORK'S expenses. These future strategies include capitating specialists to the extent feasible, close management of claims processing, monitoring performance and referral patterns of primary care physicians and utilization review which requires prior approval for referral to non-capitated specialists and for procedures that are not covered by capitation payments. The ultimate thrust of all of these future strategies is to minimize the NETWORK'S obligations for referral costs, which can create significant uncertainties and expense for the NETWORK'S if not closely managed.

         One of the Company's most significant future strategies to contain NETWORK expenses is to capitate not only primary care physicians but also a large number of specialists, who, historically have been compensated on a fee-for-service basis. While a few specialties might resist capitation, most specialists can be capitated, which enables the management of an NETWORK to budget effectively. In addition, the Company plans to have provider contracts that will include financial incentives designed to encourage providers to deliver medically appropriate services in a cost-effective manner. These future incentives may be in the form of capitation or bonuses, or a portion of the allowed reimbursement may be withheld and repaid only if total NETWORK medical expenses stay within budgeted guidelines. Most providers will also share in surpluses generated by the NETWORK. The Company believes that making providers aware of costs and encouraging them to keep costs low significantly reduces NETWORK expenses.

         The address of the Company's principal office is 1300 West Walnut Hill Lane, Suite 275, Irving, Texas 75038. The Company's telephone number is (972) 751-1900 and its telecopy number is (972) 751-1901.

RECENT DEVELOPMENTS

         The Company opened four clinics in the fourth quarter of fiscal year 1996. Three were medical clinics, in Weslaco, Bryan College Station, and McAllen, Texas. One chiropractic clinic was opened in





                                  Page 7 of __

Corpus Christi, Texas. In January 1997, however, the Company closed each of these clinics other than the clinic located in McAllen, Texas.

         The Company has a current liquidity problem and is having difficulty paying its obligations on a current basis. For fiscal year 1996, the Company sustained a net loss of approximately $2.7 million. See "Management's Discussion and Analysis of Results of Operations." The Company is evaluating its current business strategy in light of this loss. The Company has made acquisitions that have not been profitable and is focusing on a new strategy and business plan. The Board of Directors has asked management to present within the next 90 days a new strategic business plan for the Company. Consequently, to return the Company to a profitable operation, management is currently evaluating all of its operations and is making adjustments where appropriate to reduce costs.

         In November and December 1996, the Company conducted a $2.2 million private placement of notes and Common Stock (the "Note Private Placement"). The notes bear interest at 10% per annum, which, together with the principal, is due and payable in November 1997 and is secured by the accounts receivable and other assets of the Company. Also in December 1996, the Company obtained a $1.5 million revolving line of credit from DVI Business Credit Corporation secured by the accounts receivable of the Company. The Company has drawn $600,000 on this line of credit. Amounts drawn under this line of credit bear interest at the prime lending rate plus 3%. The Board of Directors has approved the raising of additional equity capital in connection with the Company's current capital needs and the anticipated requirements of the Company's new strategic plan.

PENDING ACQUISITIONS

         The Company is not currently pursing acquisitions until its new strategic business plan is approved by the Board of Directors. It is intended that such business plan will include a strategy for future acquisitions.

HEALTH CARE INDUSTRY

         The HCFA estimated that national health care spending in 1994 was approximately $1 trillion, with approximately $200 billion directly attributable to physician services and another $612 billion under physician direction. Health care in the United States historically has been delivered through a fragmented system of health care providers, including individual or small groups of primary care physicians and specialists. According to the American Medical Association ("AMA"), approximately 565,000 physicians are actively involved in patient care in the United States. A 1993 AMA study estimated there are over 86,000 physicians practicing in 3,600 multi-specialty group practices (three or more physicians) and over 82,000 physicians practicing in 12,700 single specialty group practices in the United States.

         In recent years, there have been significant changes in the health care industry affecting both primary care and specialty practices. The traditional fee-for-service payment model has provided few incentives for the efficient utilization of resources and has contributed to increases in health care costs at rates significantly higher than inflation. Concerns over the accelerating cost of health care have resulted in the increasing prominence of managed care. Managed care involves a third party assuming responsibility for ensuring that health care is provided in a high quality, cost effective manner. The focus on cost-containment has placed small to mid-sized groups and sole medical





                                  Page 8 of __
practices at a significant disadvantage because they typically have higher operating costs and little purchasing power with suppliers, and must spread overhead costs over a relatively small revenue base. In addition, these practices often lack both the capital to purchase new technologies that can improve quality and reduce costs and the information and management systems necessary to allow these physicians to enter into sophisticated managed care risk-sharing contacts with payors. Additionally, small to mid-sized groups and sole medical practices often do not have formal ties with other medical providers nor the ability to offer coordinated care across a variety of specialties, thus reducing their competitive position relative to larger provider organizations.

         As a result of these changes in the marketplace, physicians are increasingly abandoning traditional private practice in favor of affiliations with larger organizations, such as the Company, which offer skilled management, information systems and managed care contracting. Many payors and their intermediaries, including governmental entities, HMOs and PPOs, are increasingly looking to outside primary care providers of physician services to develop and maintain quality management programs and patient care data. In addition, such payors and intermediaries look to share the risk of providing services through arrangements which provide for fixed payments (capitation) for patient care over a specified period of time.

BUSINESS STRATEGY

         The Company's business strategy is as follows:

         Continued Growth. The Company's goal is to become a significant provider of primary medicalcare in each of its market areas by increasing its penetration of HMOs, PPOs, government-sponsored programs (Medicare Risk, Medicaid Risk), commercial employer groups and individuals. In addition, the Company intends to expand into new geographic markets through a combination of development projects and acquisition efforts, thus providing a cluster of clinics and related services that provide a single network of primary care for such market areas.

         Increase Integration of Services. The Company intends to continue its expansion and development of its physician base thereby creating an integrated provider network with a specialty in primary care. In addition, the Company will continue to vertically integrate medical services and through acquisitions or by contracting with providers to deliver an increasing proportion of covered benefits.

         Emphasize Primary Care Physicians. The Company believes that the use of primary care physicians and Company-owned clinics are critical determinants in providing improved access to cost-effective, quality health care services in its market area. The Company's strategy is to affiliate with primary care physicians which the Company believes are increasingly the principal determinants of the location of patient care. As a result, the Company believes that in the managed care environment primary care physicians are in the best position to coordinate and control the cost of a patient's overall care.

MANAGEMENT AND MARKETING SERVICES

         The management and marketing services offered by the Company are designed to assist primary care physicians and clinics in managing, promoting and containing the costs of practices. The Company provides advice and assistance regarding office design, equipment acquisition, marketing and advertising, office management, assistance training, accounting and billing procedures, standardized correspondence and signage.

         The Company believes that the importance of marketing, finance, office administration and other non-medical activities to the successful primary care practice of medicine has greatly increased in recent years. As a result, the Company believes primary care physician provider clinics have the best economies of scale in delivering quality care at the lowest price. A NETWORK has a substantial advantage over the





                                  Page 9 of __
single autonomous clinic and would have strong potential to accept full risk contracts from various HMO's in the geographical area.

         The Company provides a wide range of services to the primary care clinics which it owns. These services include providing professional equipment, computer hardware and software to help effectively manage the clinics, advertising, marketing, the coordination and integration of ancillary medical services (such as mammography and ultrasound), managed care contracting, and equipment-lease brokerage services.

GOVERNMENT REGULATION

         As a participant in the health care industry, the Company's operations are subject to extensive and increasing regulation by a number of governmental entities at the federal, state and local levels. The Company is also subject to laws and regulations relating to business corporations in general. The Company believes its operations are in material compliance with applicable laws. Nevertheless, because of the uniqueness of the structure of the Company's relationship with physicians and clinics, many aspects of the Company's business operations have not been the subject of state or federal regulatory interpretation and there can be no assurance that the health care regulatory environment will not change so as to restrict or otherwise adversely affect the Company's or the affiliated physician's existing operations or possible expansion.

         The laws of many states prohibit business corporations such as the Company from practicing medicine and employing physicians to practice medicine. The Company performs only non-medical administrative services, does not represent to the public or its clients that it offers medical services, and does not exercise influence or control over the practice of medicine by the physicians with whom it contracts. Accordingly, the Company believes that it is not in violation of applicable state laws relating to the practice of medicine. The laws in most states regarding the corporate practice of medicine have been subjected to limited judicial and regulatory interpretation and, therefore, no assurance can be given that the Company's activities will be found to be in compliance, if challenged.

         In addition to prohibiting the practice of medicine, numerous states prohibit entities like the Company from engaging in certain health care related activities such as fee-splitting with physicians. For example, Florida enacted its Patient Self-Referral Act in April 1992 that severely restricts patient referrals for certain services, prohibits mark-ups of certain procedures, requires disclosure of ownership in businesses to which patients are referred and places other regulations on health care providers. The Company believes it is likely that other states will adopt similar legislation. Accordingly, expansion of the Company's operations into Florida and other states could lead to structural and organizational modifications of the Company's form of relationships with physician groups. Such changes, if any, could have an adverse effect on the Company.

         Certain provisions of the Social Security Act, commonly referred to as the "Anti-Kickback Statute," prohibit the offer, payment, solicitation, or receipt of any form of remuneration in return for the referral of Medicare state health program patients or patient care opportunities, or in return for the recommendation, arrangement, purchase, lease or order of items or services that are covered by Medicare or state health programs. The Anti-Kickback Statute is broad in scope and has been broadly interpreted by courts in many jurisdictions. Read literally, the statute places at risk many legitimate business arrangements, potentially subjecting such arrangements to lengthy, expensive investigations and prosecutions initiated by federal and state governmental officials. Many states have adopted similar prohibitions against payments intended to induce referrals of Medicaid and other third party payor patients.








                                 Page 10 of __

The Company believes that it is not in a position to make or influence the referral of patients of services reimbursed under government programs to the physician groups and, therefore, believes its operations do not violate the Anti-Kickback Statute. The Company also is not a separate provider of Medicare or state health program reimbursed services. To the extent the Company is deemed to be either a referral source or a separate provider and to receive referrals from physicians, the financial arrangements under these agreements could be subject to scrutiny and prosecution under the Anti-Kickback Statute.
A violation of the Anti-Kickback Statute is a felony, punishable by fines up to $25,000 per violation and imprisonment for up to five years. In addition, the federal Department of Health and Human Services may impose civil penalties excluding violators from participation in Medicare or state health programs.

         In July 1991, in part to address concerns regarding the Anti-Kickback Statute, the federal government published regulations that provide exceptions, or "safe harbors," for transactions that will be deemed not to violate the Anti-Kickback Statute. Among the safe harbors included in the regulations were provisions relating to the sale of practitioner practices, management and personal services agreements, and employee relationships. Additional safe harbors were published in September 1993 offering new protections under the Anti-Kickback Statute to eight activities, including referrals within group practices consisting of active investors. Proposed amendments to clarify these safe harbors were published in July 1994 which, if adopted, would cause substantive retroactive changes to the 1991 regulations. Although the Company believes that it is not in violation of the Anti-Kickback Statute, its operations do not fit within any of the existing or proposed safe harbors.

         Significant prohibitions against physician referrals were enacted by Congress in the Omnibus Budget Reconciliation Act of 1993. These prohibitions, commonly know as "Stark II," amended prior physician self-referral legislation know as "Stark I" by dramatically enlarging the field of physician owned or physician interested entities to which the referral prohibitions apply. Effective January 1, 1995, Stark II prohibits, subject to certain exemptions, a physician or a member of his immediate family from referring Medicare or Medicaid patients to an entity providing "designated health services" in which the physician has an ownership or investment interest, or with which the physician has entered into a compensation arrangement including the physician's own group practice. The designated health services include radiology and other diagnostic services, radiation therapy services: physical and occupational therapy services, durable medical equipment, parenteral and enteral nutrients, equipment, and supplies, prosthetics, orthotics, outpatient prescription drugs, home health services, and inpatient and outpatient hospital services. The penalties for violating Stark II including a prohibition on payment by these government programs and civil penalties of as much as $15,000 for each violative referral and $100,000 for participation in a "circumvention scheme." The Company believes that its activities are not in violation of Stark I or Stark II. However, the Stark legislation is broad and ambiguous. Interpretative regulations clarifying the provisions of Stark II have not been issued. While the Company believes it is in compliance with the Stark legislation, future regulations could require the Company to modify the form of its relationships with physicians and clinics. Moreover, the violation of Stark I or II by the Company's affiliated physician groups could result in significant fines and loss of reimbursement which would adversely affect the Company.

         There are also state and federal civil and criminal statutes imposing substantial penalties, including civil and criminal fines and imprisonment, on health care providers which fraudulently or wrongfully bill governmental or other third party payors for health care services. The federal law prohibiting false billings allows a private person to bring a civil action in the name of the United States government for violations of its provision. The Company believes it is in material compliance with such laws, but there is no assurance that the Company's activities will not be challenged or scrutinized by governmental authorities. Moreover, technical Medicare and other reimbursement rules affect the structure of physician








                                 Page 11 of __
billing arrangements. The Company believes it is in material compliance with such regulations, although regulatory authorities may differ and in such event the Company may have to modify its relationship with physicians and clinics. Noncompliance with such regulations may adversely affect the operation of the Company and subject it to penalties and additional costs.

         Laws in all states regulate the business of insurance and the operation of HMOs. Many states also regulate the establishment and operation of networks of health care providers. While these laws do not generally apply to the hiring and contracting of physicians by other health care providers or to companies which participate in capitated arrangements, there can be no assurance that regulatory authorities of the states in which the Company operates would not apply these laws to require licensure of the Company's operations as an insurer, as an HMO or as a provider network. The Company believes that it is in compliance with these laws in the states in which it does business, but there can be no assurance that future interpretations of insurance laws and health care network laws by the regulatory authorities in these states or in the states into which the Company may expand will not require licensure or a restructuring of some or all of the Company's operations.

         Although the Company cannot predict whether other reductions in the Medicare or Medicaid programs will be enacted, the enactment of such proposals could have a material adverse impact on the Company's business.

COMPETITION

         The provision of health care services and physician management services are both highly competitive businesses in which the Company competes with numerous entities in the health care industry. The Company also competes with traditional providers and managers of health care services for the recruitment of employed or managed physicians. In addition, the Company, in pursuing its growth strategy, faces competitive pressures for the acquisition of the assets of, and the provision of management services to, additional primary care practices.

         Several companies, both publicly and privately held, that have longer operating histories and greater resources than the Company are pursuing the acquisition of the assets of primary care and specialist physician practices and the management of such practices. A recent trend in health care is the acquisition of existing medical practices with the purpose of securing HMO and PPO contracts for such acquired medical practices. Companies, such as PhyCor, Inc., Med-Partners and Pacific Physician Services, have shown revenue growth of 30% or more per year through such acquisitions. In 1995, several physician-practice companies, including FPA Medical Management and InPhyNet, became publicly traded.

         The experience of these companies cannot be taken as any assurance of success by the Company. The Company's strategic focus differs from a traditional managed care company. The Company seeks to reduce costs through integration and coordination of primary care services with ancillary medical services, while leaving the physicians generally in control of their individual practices. Managed care companies have sought to achieve certain economics of scale through overall control of physicians' practices. Although the Company believes that its strategic focus and the services and benefits it offers to physicians make the Company an attractive purchaser of such physicians' practices, there can be no assurance that the Company will be able to compete effectively with such competitors, that additional competitors will not enter the market, or that such competition will not make it more difficult to acquire the assets of, and provide management services to, physician practices on terms beneficial to the Company.







                                 Page 12 of __

ITEM 2.    DESCRIPTION OF PROPERTY

         The Company leases approximately 3,500 square feet in an office building in Irving, Texas at a monthly rent $3,600 for use as its principal headquarters. In addition, the Company leases approximately 1,000 square feet in an office building in Roswell, Georgia at a monthly rent of $760 for use as the corporate offices of AHC Physicians Corporation, a subsidiary of the Company which operates five clinics in Georgia. The Company currently owns a parcel of land in San Antonio, Texas, on which the Company's Southcross clinic is located. The Company anticipates that it may purchase real property incident to the acquisition of clinics in the future.

         As a result of its acquisition of medical clinics, the Company also leases, subleases or occupies such clinic facility for its affiliated physicians. The leases have varying terms ranging from month to month to five years with monthly rents from $1,100 to $25,000. The Company believes that as affiliated practices grow and add services, expanded facilities may be required.

        The Company leases facilities for its chiropractic services. The leases have varying terms ranging from month to month to five (5) years with monthly rents from $2,000 to $3,000. The Company believes that as the chiropractic clinics grow and add services, expanded facilities may be required.

        The Company's monthly rental liability is approximately $89,000 per month.


ITEM 3.    LEGAL PROCEEDINGS

        Approximately $600,000 in Medicaid accounts receivable of the Company were not filed timely with the state of Texas and have been rejected for payment. The Company has submitted such claims for payment and has been granted an administrative hearing scheduled in February 1997. The Company is not involved in any other material litigation nor is management aware of any pending litigation that would substantially impact the Company's financial position.

ITEM  4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended September 30, 1996.

                                    PART II

ITEM  5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Market Price of Common Stock. As of January 27, 1997, there were 7,278,865 shares of Common Stock outstanding, held by approximately 141 holders of record. The Company is obligated to issue approximately 189,000 shares of Common Stock in connection with the Note Private Placement, which shares had not been issued as of January 27, 1997.

         Prior to February 1, 1996, the Common Stock was quoted in the National Quotation Bureau's interdealer system through the NASDAQ "Bulletin Board" under the symbol [AHIC]. From February 1, 1996, the Common Stock has been listed on the NASDAQ SmallCap Market under the symbol AHIC. According to the National Quotation Bureau, Inc., there are no published quotations for the Common Stock in 1994 and the first quarter of 1995. The following table shows the high and low quotations for Common Stock for each quarter for the period June 30, 1995 through September 30, 1996 based upon information received from the National Quotation Bureau or the Nasdaq Stock Market. Such quotations may represent prices between dealers and may not necessarily include retail markups, markdowns or commissions, and do not represent actual transactions.





                                 Page 13 of __

                                                   BID PRICE                BID PRICE
QUARTER ENDED                                         HIGH                      LOW
-------------------------------------------------------------------------------------
June 30, 1995                                       $ 2                        $1 3/4
September 30, 1995                                  $ 3 1/2                    $3 1/4
December 31, 1995                                   $ 3 1/2                    $3 1/8
March 31, 1996                                      $10 5/8                    $5 5/8
June 30, 1996                                       $11 1/4                    $9 3/8
September 30, 1996                                  $10 5/8                    $8 3/8

         DIVIDENDS. The Company has paid no cash dividends since its inception and it is unlikely that any cash dividend will be paid in the future. The declaration in the future of any cash or stock dividends will be at the discretion of the Board depending upon the earnings, capital requirements and financial position of the Company, general economic conditions and other pertinent factors.

ITEM  6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

GENERAL

                 The Company has acquired at fair market value the furniture, fixtures, equipment and other assets of various medical practices. The Company acquired seven clinics in fiscal year 1996, of which five are located in Georgia and two in Texas. Also, the Company formed five start-up clinics in fiscal year 1996 in Weslaco, College Station, Brownsville, Corpus Christi, and San Antonio, Texas.

                 As of September 30, 1996, the Company owned 25 clinics in three states: Texas, Louisiana, and Georgia. The following chart details the clinics, location, metropolitan areas served, services provided and date acquired or commenced operation by the Company.

                                                          Metropolitan Area
          Clinic                      Location                 Served              Services Provided         Date Acquired
----------------------------    ----------------         -----------------      --------------------         -------------
North East MediClinic           San Antonio, TX          San Antonio            primary medical care             12/95

Nationwide Sports & Injury      Katy, TX                 Houston                physical therapy                 10/94
United Health Services          Katy, TX                 Houston                chiropractic                     10/94

Nationwide Sports & Injury      San Antonio, TX          San Antonio            physical therapy                 7/94
United Health Services          San Antonio, TX          San Antonio            chiropractic                     7/94

Nationwide Sports & Injury      San Antonio, TX          San Antonio            physical therapy                 10/94

United Health Services          San Antonio,  TX         San Antonio            chiropractic                     10/94
Nationwide Sports & Injury      San Antonio,  TX         San Antonio            physical therapy                 10/94

United Health Services          San Antonio,  TX         San Antonio            chiropractic                     10/94





                                 Page 14 of __

Peachtree Corners               Norcross, GA             Atlanta                primary medical care,            9/95
Medical Center                                                                  urgent care

San Pedro MediClinic            San Antonio, TX          San Antonio            primary medical care             10/94
South Bexar MediClinic          San Antonio, TX          San Antonio            primary medical care,            1/95
                                                                                urgent care

South Cross MediClinic          San Antonio, TX          San Antonio            urgent care, primary             12/95
                                                                                medical care

United Chiropractic New         New Orleans, LA          New Orleans            chiropractic                     7/94
Orleans East
United Chiropractic Uptown      New Orleans, LA          New Orleans            chiropractic                     7/94

Peachtree Medical Center        Atlanta, GA              Atlanta                internal medicine                2/96
of Northside
Peachtree Medical Center        Marietta, GA             Atlanta                internal medicine                2/96
of Windy Hill **

Peachtree Medical Center        Conyers, GA              Atlanta                primary medical care             2/96
of Conyers

Peachtree Medical Center        McDonough, GA            Atlanta                primary medical care             2/96
of McDonough
Valley Family Health            McAllen, TX              McAllen                chiropractic                     1/96
Center

Valley Family Health            Weslaco, TX              Weslaco                primary medical care             7/96
Center *
University MediClinic *         College Station, TX      College Station        primary medical care             7/96

ACME Brownsville                Brownsville, TX          Rio Grande Valley      chiropractic                     7/96
Chiropractic

Corpus Christi Medical *        Corpus Christi, TX       Rio Grand Valley       primary medical care             8/96

SouthMost Medical Clinic        Brownsville, TX          Rio Grand Valley       primary medical care             9/96

----------------
*   Clinics closed in January 1997.
** It is anticipated that Peachtree Medical Center of Windy Hill will be closed in February 1997.

RESULTS OF OPERATIONS

         The following summary of earnings and related discussion of the results of operations should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this document.





                                 Page 15 of __

                                               YEARS ENDED SEPTEMBER 30,
                                           ---------------------------------
                                             1996                    1995
                                           ----------              ---------
NET PATIENT REVENUES                      $10,187,000              6,168,000
OPERATING EXPENSES
  Compensation and benefits                 7,489,000              2,567,000
  Advertising and promotion                   946,000                233,000
  Depreciation and amortization               371,000                 81,000
  Other expense                             4,562,000              1,008,000
  Goodwill impairment                       1,055,000                    --
                                           ----------              ---------
TOTAL OPERATING EXPENSES                   14,423,000              3,889,000
                                           ----------              ---------
Income/(loss) before income taxes (1)      (4,236,000)             2,279,000
                                           ----------              ---------
Income tax benefit/(expense) (1)            1,589,000                855,000
                                           ----------              ---------
Net income/(loss) (1)                     $(2,647,000)             1,424,000
                                           ==========              =========
Net income/(loss) per share (1)                ($0.41)                 $0.25
                                           ==========              =========

(1) Proforma income taxes were provided in fiscal years 1995 and 1996 to present certain entities that were non-taxable during parts of 1995 and 1996 as if they had been taxable for such years. For presentation purposes, actual and proforma income taxes (benefit) have been combined.

NET PATIENT REVENUES

         For the twelve months ended September 30, 1996, net revenues were $10,187,000 compared to $6,168,000 for the same period in 1995. For 1995 and prior years, the Company's revenues were all chiropractic and related revenues. During September 1995 and the first half of fiscal year 1996, the Company acquired five primary care medical clinics in Atlanta, Georgia and one in San Antonio, Texas. The Company also formed five start-up medical clinics in south Texas. Also, during fiscal year 1996 the Company acquired one chiropractic clinic and opened one new clinic in south Texas. The increase in net revenues from the acquired and new clinics for 1966 were as follows:

        Georgia medical clinics                                      $4,500,000
        Texas medical clinics                                         1,200,000
        Chiropractic clinics                                            400,000
                                                                     ----------
                                                                     $6,100,000
                                                                     ==========

        This increase of almost doubling net patient revenues over 1995 was moderated by the Company's need to make year end adjustments to increase its provision for contractual adjustments and bad debts by approximately
$2,400,000. During the spring of 1996, the Company's corporate office experienced a computer crash and had to reconstruct over the following months its computerized accounting and financial records. Additionally, the Company experienced billing problems with its claims to Medicaid. The reconstruction of the Company's books and records from source documents and other data was not completed until January 1997. These circumstances affected management's ability to make timely and informed decisions regarding its financial results for the last six months of its fiscal year. This became particularly noticeable in the area of setting appropriate provisions for contractual adjustments and bad debts for the Company's accounts receivable for the newly acquired medical clinics and certain of the older chiropractic receivables. The Company's historical provision had been 25 to 28% of revenues. After analysis at year end, it was determined that the provision needed for 1996 was approximately 37% of revenues. The increased provision reflects poorer than anticipated collection on chiropractic accounts receivable and the potential for uncollectible Medicaid claims on which billing problems have occurred.





                                 Page 16 of __

COMPENSATION AND BENEFITS

         For 1996, compensation and benefits were $7,489,000 compared to $2,567,000 for 1995 or an increase of $4,922,000. Of such increase, approximately $4,300,000 relates to the primary care medical clinics that were acquired in 1996 and the new start-up medical clinics. The balance of the increase related principally to the addition of the two chiropractic clinics in south Texas plus normal cost of living increases for existing employees.

         At September 30, 1996 the Company had a total of 193 employees. Of this number 125 were employed by the Company's medical clinics, 57 by the chiropractic clinics and 11 at the Company's corporate office. At September 30, 1995, the Company employed 125 people of which 110 were employed by the chiropractic clinics and 15 by the corporate office.

ADVERTISING AND PROMOTION

        For fiscal year 1996, advertising and promotion expense amounted to $946,000 as compared to $233,000 for 1995, representing an increase of $713,000. This increase was attributable to advertising and promotion of the chiropractic clinics, primarily for telemarketing services.

DEPRECIATION AND AMORTIZATION

         For fiscal year 1996, depreciation was $371,000 compared to $81,000 for 1995 or an increase of $290,000. This increase is attributable to the purchase of furniture, fixtures and equipment through clinic acquisitions and new start-up formations in 1996. Also included is approximately $60,000 of goodwill amortization for 1996.

OTHER EXPENSE

         For fiscal year 1996, other expense was $4,562,000 as compared to fiscal year 1995 of $1,008,000, for an increase of $3,554,000. Approximately $2,500,000 relates to the acquired and newly formed clinics. The difference relates to expense of the new chiropractic clinics acquired and general cost increases. The other expense category includes such cost as: rental expense, medical supplies, insurance, telephone, utilities, legal, travel and acquisition expenses.

GOODWILL IMPAIRMENT

         Several of the Company's acquisitions and start-up clinics were unprofitable in 1996 and required significant cash to operate.

         During 1996, new members were added to the Company's management team. Based on their review of the Company's operations, particularly its recent acquisitions and newly formed clinics, it was apparent that certain of the acquisitions were overpriced based on their future potential and certain of the new clinics should be closed. In connection with its acquisitions, the Company had recorded goodwill





                                 Page 17 of __
of $1,700,000. Based on current management's assessment, the Company believes it necessary to write down the goodwill by approximately $1,055,000.

OPERATING UNITS OF BUSINESS

         The Company has three primary operating units or cost centers, primary care medical clinics, chiropractic clinics and corporate office. The pre-tax losses of these individual units for 1996 are as follows:

                          Primary medical                 $2,410,000
                          Chiropractic                       206,000
                          Corporate office                 1,800,000
                                                           ---------

                          Total pre-tax loss              $4,416,000
                                                          ==========


         Given the Company's fiscal 1996 financial results, a major challenge for the Company in fiscal 1997 is to turn around its clinical operations and reduce the corporate overhead to a level where the Company's consolidated operations are profitable.

LIQUIDITY AND CAPITAL RESOURCES

        As of September 30, 1996 the Company had working capital of approximately $4,200,000. However, for fiscal year 1996, the Company required cash for operations of approximately $3,100,000. This negative cash flow occurred as a result of negative cash flow at the clinics and an increase in cash requirements of the corporate office in fiscal 1996. The Company currently has a liquidity problem because of the operational cash short-fall in fiscal year 1996. In addition, the Company has been inadequately capitalized from inception to meet its current operational requirements and to fund its acquisition strategy.

         As of September 30, 1996, the Company had trade payables outstanding of approximately $885,000. As of December 30, 1996, the trade payables increased to approximately $1,000,000. Of such amount approximately $300,000 was 90 days or more past due.

The Company is addressing its cash flow and liquidity problems as follows:

         . In November and December 1996, the Company completed the Note Private Placement.

         . In December 1996, the Company completed a $1.5 million revolving credit facility with a financial institution. Such facility is secured by the Company's accounts receivable.

         . In December 1996 and January of 1997, the Company received $200,000 from two shareholders, one of which is a director of the Company. These amounts are due in less than one year.

         . In January 1997, the Company's Board of Directors asked management to prepare, within the next 90 days, a strategic business plan to reposition the Company and right size the operations, which will permit the Company to return to a level of profitability. In the short term, the Board of Directors authorized the Company's management to raise a minimum of $3 million of equity capital to alleviate the current cash flow and liquidity








                                 Page 18 of __
                 crisis. Based on the Company's current projections, this level of capital infusion is required in order for the Company to meet its obligations for the current year and remain a going concern.

PENDING ACQUISITIONS:

         The Company is not currently pursuing acquisitions until its new strategic business plan is approved by the Board of Directors. The strategic business plan will include a strategy for future acquisitions.

ITEM  7.   FINANCIAL STATEMENTS




                          AMERICAN HEALTHCHOICE, INC.
                                AND SUBSIDIARIES



                                     INDEX
                                                                       Page

FINANCIAL STATEMENTS:
Independent Auditor's Report
Consolidated Balance Sheet - September 30, 1996
Consolidated Statements of Operations - Years Ended September 30, 1995 and 1996
Consolidated Statement of Stockholders' Equity - Years Ended September 30, 1995 and 1996
Consolidated Statements of Cash Flows - Years Ended September 30, 1995 and 1996
Notes to Consolidated Financial Statements


















                                 Page 19 of __

                          INDEPENDENT AUDITOR'S REPORT




To the Board of Directors
American HealthChoice, Inc.

We have audited the accompanying consolidated balance sheet of American HealthChoice, Inc. and subsidiaries as of September 30, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended September 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American HealthChoice, Inc. and subsidiaries as of September 30, 1996, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 1996, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred a loss of $2,932,230 during fiscal 1996 and the Company has been unable to generate sufficient cash flow from operations to fund its operating requirements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


HEIN + ASSOCIATES LLP
Houston, Texas
January 17, 1997




                                   Page 20 of ___

                          AMERICAN HEALTHCHOICE, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1996


                                                                     ASSETS
                                                                     ------

CURRENT ASSETS:
   Cash                                                                                                  $     159,166
   Accounts receivable, less allowance for doubtful accounts of $5,480,389                                   7,926,609
   Advances due from an affiliate and stockholders                                                             498,095
   Advances to physicians and employees                                                                         47,104
   Current portion of note receivable from stockholder                                                          54,000
   Other current assets                                                                                         97,173
   Income tax receivable                                                                                        22,000
                                                                                                         -------------
           Total current assets                                                                              8,804,147

NOTE RECEIVABLE FROM STOCKHOLDER, less current portion                                                         216,000

PROPERTY AND EQUIPMENT, net                                                                                  1,259,298

GOODWILL, net                                                                                                  633,000

OTHER ASSETS                                                                                                    14,949
                                                                                                         -------------

           Total assets                                                                                  $  10,927,394
                                                                                                         =============

                                                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                      ------------------------------------

CURRENT LIABILITIES:
   Current portion of notes payable, including $176,719 due to a stockholder                             $   1,799,958
   Current portion of capital lease obligations                                                                305,444
   Advances from stockholders                                                                                  145,781
   Accrued payroll and payroll taxes                                                                           322,062
   Accounts payable and accrued expenses                                                                     1,228,516
   Deferred income taxes                                                                                       807,783
                                                                                                         -------------
           Total current liabilities                                                                         4,609,544

NOTES PAYABLE, less current portion                                                                          1,040,741

CAPITALIZED LEASE OBLIGATIONS, less current portion                                                             64,876

COMMITMENTS

STOCKHOLDERS' EQUITY:
   Preferred stock, $.001 par value; 5,000,000 shares authorized; none issued                                        -
   Common stock, $.001 par value; 115,000,000 shares authorized; 7,232,692
       shares issued and outstanding                                                                             7,232
   Option to acquire common stock                                                                              100,000
   Common stock subscribed                                                                                      78,527
   Additional paid-in capital                                                                                5,327,256
   Accumulated deficit                                                                                        (300,782)
                                                                                                         -------------
           Total stockholders' equity                                                                        5,212,233
                                                                                                         -------------

           Total liabilities and stockholders' equity                                                    $  10,927,394
                                                                                                         =============





       See accompanying notes to these consolidated financial statements.

                                   Page 21 of

                          AMERICAN HEALTHCHOICE, INC.
                                AND SUBSIDIARIES



                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                          Years Ended September 30,
                                                                                     ---------------------------------
                                                                                         1995                1996
                                                                                     -------------       -------------
NET PATIENT REVENUES                                                                 $   6,168,110       $  10,186,857

OPERATING EXPENSES:
   Compensation and benefits                                                             2,567,038           7,488,898
   Advertising and promotion                                                               233,453             945,992
   Depreciation and amortization                                                            81,221             371,053
   General and administrative, including management fees and other
       expenses paid to related parties of $65,000 in 1995                               1,000,062           4,253,857
   Other expense, net                                                                        7,832                   -
                                                                                     -------------       -------------
           Total operating expenses                                                      3,889,606          13,059,800
                                                                                     -------------       -------------

OTHER INCOME (EXPENSE):
   Goodwill impairment                                                                           -          (1,054,829)
   Interest income                                                                               -              19,918
   Interest expense and other costs of borrowing                                                 -            (328,376)
                                                                                     -------------       -------------
                                                                                                 -          (1,363,287)
                                                                                     -------------       -------------

INCOME (LOSS) BEFORE INCOME TAXES AND PRO FORMA
   INCOME TAXES                                                                          2,278,504          (4,236,230)

INCOME TAX EXPENSE (BENEFIT) :
   Current                                                                                  92,396            (179,783)
   Deferred                                                                                982,563          (1,124,217)
                                                                                     -------------       -------------
                                                                                         1,074,959          (1,304,000)
                                                                                     -------------       -------------
NET INCOME (LOSS) BEFORE PRO FORMA INCOME TAXES                                          1,203,545          (2,932,230)
   Pro forma income tax expense (benefit)                                                 (220,520)           (285,000)
                                                                                     -------------       -------------

NET INCOME (LOSS) AFTER PRO FORMA INCOME TAXES                                       $   1,424,065       $  (2,647,230)
                                                                                     =============       =============

NET INCOME (LOSS) PER SHARE AFTER PRO FORMA
   INCOME TAXES                                                                      $         .25       $        (.41)
                                                                                     =============       =============

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING                                                                           5,797,000           6,515,248
                                                                                     =============       =============





       See accompanying notes to these consolidated financial statements.
                                   Page 22 of ___

                          AMERICAN HEALTHCHOICE, INC.
                                AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED SEPTEMBER 30, 1995 AND 1996


                                                                                                            Retained
                                                Common Stock       Option to                  Additional    Earnings
                                             -------------------    Acquire     Common Stock   Paid-in     Accumulated
                                              Shares     Amount   Common Stock   Subscribed    Capital      (Deficit)       Total
                                             ---------  --------  ------------  ------------  ----------   -----------    ---------
BALANCES, OCTOBER 1, 1994                    3,650,000  $ 36,500   $      -       $      -    $  105,196   $ 2,906,390   $3,048,086
Shares issued to acquire Valley Family
   Health Center, L.L.C.                       360,000       360          -              -       125,785             -      126,145
Reclassification upon conversion of
   subsidiaries from nontaxable to
   taxable entities                                  -         -          -              -     1,260,479    (1,260,479)           -
Exchange of common stock in connection
   with the acquisition of Paudan, Inc.      1,787,000   (31,063)         -              -       231,064             -      200,001
Common stock to be issued in connection
   with the acquisition of Peachtree Corners
   Medical Center                                    -         -          -         75,000             -             -       75,000
Distribution to members of Valley Family
   Health Center, L.L.C.                             -         -          -              -             -       (74,000)     (74,000)
Net income                                           -         -          -              -             -     1,203,545    1,203,545
                                             ---------  --------   --------       --------    ----------   -----------   ----------
BALANCES, SEPTEMBER 30, 1995                 5,797,000     5,797          -         75,000     1,722,524     2,775,456    4,578,777
Common stock issued in connection
   with acquisition                             25,000        25          -        (75,000)       74,975             -            -
Sale of shares of common stock at prices
   ranging from $2.00 to $4.90 per share     1,402,652     1,402          -              -     3,422,532             -    3,423,934
Common stock issued in lieu of note
   payment                                       8,040         8          -              -        64,721             -       64,729
Warrants issued in connection with
   financing provided                                -         -          -              -        42,504             -       42,504
Proceeds from sale of option to acquire
   153,061 shares of common stock at
   $4.90 per share                                   -         -    100,000              -             -             -      100,000
Common stock to be issued in connection
   with financing provided                           -         -          -         78,527             -             -       78,527
Distribution to members of Valley Family
   Health Center, L.L.C.                             -         -          -              -             -      (144,008)    (144,008)
Net loss                                             -         -          -              -             -    (2,932,230)  (2,932,230)
                                             ---------  --------   --------       --------    ----------   -----------   ----------

BALANCES, SEPTEMBER 30, 1996                 7,232,692  $  7,232   $100,000       $ 78,527    $5,327,256   $  (300,782)  $5,212,233
                                             =========  ========   ========       ========    ==========   ===========   ==========

      See accompanying notes to these consolidated financial statements.




                                   Page 23 of ___

                          AMERICAN HEALTHCHOICE, INC.
                                AND SUBSIDIARIES



                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                               Years Ended September 30,
                                                                                     -----------------------------------------
                                                                                        1995                  1996
                                                                                     -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                                 $   1,203,545       $ (2,932,230)
   Adjustments to reconcile net income (loss) to net cash from operating activities:
       Depreciation and amortization                                                        81,221            371,053
       Change in assets and liabilities:
           Goodwill Impairment                                                                  --          1,054,829
           Common Stock and Warrants issued in connection
             with financing transactions                                                        --            121,031
           Increase in trade accounts receivable, net                                   (1,596,268)        (1,301,867)
           (Increase) decrease in other current assets                                    (165,701)            44,289
           Increase (decrease) in accounts payable and accrued expenses                    (36,550)           683,552
           Increase (decrease) in deferred taxes and income taxes payable                  982,563         (1,356,217)
           Other, net                                                                      175,324            191,140
                                                                                     -------------       -------------
               Net cash provided by (used in) operating activities                         644,134         (3,124,420)
                                                                                     -------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash acquired from acquisitions                                                         203,978                 --
   Amounts paid for acquisitions                                                          (295,745)          (214,603)
   Advances to physicians and other receivables, net                                       (70,978)          (282,091)
   Purchases of property and equipment                                                    (215,430)          (407,812)
   Cash advances to stockholders, net                                                     (246,735)          (230,438)
                                                                                     -------------       -------------
               Net cash used in investing activities                                      (624,910)        (1,134,944)
                                                                                     -------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable                                                                  --            763,912
   Payments on notes payable and capital leases                                                  -           (309,492)
   Proceeds from sale of common stock                                                            -          3,423,934
   Proceeds from sale of stock option                                                            -            100,000
   Contributions by members of Valley Family Health Center, L.L.C.                          71,145                 --
   Distributions paid to members of Valley Family Health Center, L.L.C.                    (74,000)          (144,008)
   Proceeds from sale and leaseback of fixed assets                                        300,000                 --
                                                                                     -------------       -------------
                    Net cash provided by financing activities                              297,145          3,834,346
                                                                                     -------------       -------------

INCREASE (DECREASE) IN CASH                                                                316,369           (425,018)

CASH, beginning of year                                                                    267,815            584,184
                                                                                     -------------       -------------

CASH, end of year                                                                    $     584,184       $    159,166
                                                                                     =============       =============



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Income taxes paid                                                                 $       -           $     22,000
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
   Net assets (liabilities) purchased (See Note 3)                                   $     368,610       $  1,076,791
   Equipment contributed by stockholders                                             $      55,000       $       -
   Common stock issued in lieu of debt payment                                                   -             64,729
   Capital lease additions                                                                       -             69,518
                                                                                     =============       =============





       See accompanying notes to these consolidated financial statements.

                                   Page 24 of ___

                          AMERICAN HEALTHCHOICE, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1.       ORGANIZATION, BUSINESS AND OPERATING LOSSES:

         American HealthChoice, Inc. and subsidiaries (the Company) consists of a parent company and twenty-one clinics providing physical therapy, chiropractic and medical services in San Antonio, McAllen, Brownsville and Houston, Texas, New Orleans, Louisiana and Atlanta, Georgia. Additionally, the Company includes one clinic providing diagnostic services throughout the United States and one clinic provides medical testing in the State of Texas for individuals located near the site of the release of hazardous substances. Substantially all of the Company's revenues are derived from chiropractic, physical therapy and medical services provides to individuals living in the vicinity of the clinics.

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

         During fiscal 1996, the Company incurred a net loss of $2,932,230.
         The loss primarily resulted from increased provisions for doubtful accounts and writedowns of goodwill on certain clinics. The increased provision for doubtful accounts reflected poorer than expected collection results during fiscal 1996 and billing problems on certain Medicaid claims. The decline in collections was accompanied by start-up costs for new clinics formed during fiscal 1996 and increased working capital requirements associated with the clinics acquired during fiscal 1996 and late fiscal 1995. As a result, the Company has been unable to generate sufficient cash flow from operations to fund its operating requirements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         Management of the Company recognizes the Company must generate additional cash flow, reduce operating costs and obtain additional sources of financing. Management's plans include a program to increase the accounts receivable collectibility activity, close certain acquired clinics and recently opened clinics and to reduce overall operating costs. Additionally, the Company is actively pursuing the sale of debt and equity securities with investment bankers and other financing sources.

         Management expects these efforts will result in improved operating results and net working capital. However, no assurances can be given that the Company will be successful in these efforts. If the Company is not successful in these efforts, management will be required to halt current plans for acquisitions and expansion and further curtail its current operations.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Consolidation Policy - The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

         Net Patient Revenues - Revenue is recognized upon performance of services. Substantially all of the Company's revenues are derived from personal injury claims and claims filed on major medical policies, worker's compensation policies, Medicare or Medicaid. Allowances for discounts on services provided are recognized in the periods the related revenue is earned. Allowances are maintained at levels considered appropriate by management based upon historical charge-off experience and other factors deemed pertinent by management. Revenues related to the medical testing for individuals near the site of the release of hazardous substances are recognized as payments for the services are received.

         Fiscal 1996 net patient revenues; as a percentage of total revenues, for medical, chiropractic and physical therapy services amounted to 54%, 37% and 9%, respectively.



                                   Page 25 of ___

                          AMERICAN HEALTHCHOICE, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Property and Equipment, net - Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided over the estimated useful lives of the related assets, primarily using accelerated methods. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the improvements.

         Income taxes - Certain of the entities included in the accompanying consolidated financial statements were non-taxable entities during portions of fiscal 1995 and 1996. As such, federal income taxes relating to these entities were the responsibility of the members or stockholders for each period. Pro forma income taxes have been provided in the accompanying consolidated financial statements as though these entities had been taxable for all of fiscal 1995 and 1996.

         The Company accounts for income taxes under Financial Accounting Standards Board (FASB) Statement No. 109, "Accounting for Income Taxes." FASB Statement No. 109 requires that deferred income taxes be recorded on a liability method for temporary differences between the financial reporting and tax bases of a company's assets and liabilities, as adjusted when new tax rates are enacted.

         Goodwill - Goodwill arose from the Company's acquisitions of various clinics and is being amortized on the straight-line method over 20 years.

         Recent Accounting Pronouncements - The Financial Accounting
         Standards Board ("FASB" issued SFAS No. 121 entitled, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" which is effective for fiscal years beginning after December 15, 1995. SFAS No. 121 specifies certain events and circumstances which indicate the cost of an asset or assets may be impaired and, the method by which writedowns, if any, of the asset or assets are to be determined and recognized. The Company adopted SFAS No. 121 in fiscal 1997. Management of the Company does not believe the adoption of the new standard will have a significant effect on the Company's financial position or results of operations.

         The FASB also issued SFAS No. 123, "Accounting for Stock Based Compensation" effective for fiscal years beginning after December 15, 1995. This statement allows companies to choose to adopt the statement's new rules for accounting for employee stock-based compensation plans. For those companies that choose not to adopt the new rules, the statement requires disclosures as to what earnings per share would have been if the new rules had been adopted. The Company adopted the disclosure requirements of this statement in fiscal 1997.

         Use of Estimates- The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that effect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates. The accounts receivable allowance is a significant estimate; actual results could materially differ from these estimates.

         Net Income Per Share - Net income per share is based upon the weighted average number of common shares outstanding during the years presented. Common stock issued to acquire Paudan, Inc. during fiscal 1995 was deemed to be outstanding for all of fiscal 1995 for purposes of determining the weighted average common shares outstanding. The common stock issued to acquire Valley Family Health Center, L.L.C. was deemed to be outstanding beginning on October 1, 1994.


3.       ACQUISITIONS:

         The Company acquired Peachtree Corners Medical Center (Peachtree) on September 22, 1995 in exchange for cash, common stock, the assumption of certain liabilities and promissory notes due the seller. Peachtree is a medical, clinical and urgent care center located in Atlanta, Georgia. The amount paid for Peachtree totaled $1,113,000 as follows:
         Cash - $100,000; 25,000 shares of common stock - $75,000; liabilities assumed - $287,000 and notes due the seller totaling $651,000. The acquisition was accounted for under the purchase method of accounting and resulted





                                   Page 26 of ___

                          AMERICAN HEALTHCHOICE, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



    in goodwill of $651,000, which is being amortized over 20 years on the straight-line method. During fiscal 1996, the Company wrote down the goodwill related to the Peachtree acquisition by $376,000 (see Note 4). Because the acquisition occurred eight days before the Company's 1995 fiscal year end, the operations of Peachtree for that eight-day period are not reflected in the accompanying financial statements. The following unaudited pro forma information is presented for fiscal 1995 as if Peachtree had been acquired at the beginning of the year.

                                                                                                 Year Ended
                                                                                                September 30,
                                                                                                    1995
                                                                                                -------------
                                                                                                 (unaudited)
    Revenues                                                                                        9,377,119
    Net income after pro forma income taxes                                                         1,397,352
                                                                                                 -------------
    Net income per share after pro forma income taxes                                            $         .24
                                                                                                 =============

    During the second quarter of fiscal 1996, the Company acquired 100% of the ownership interest of Valley Family Health Center, L.L.C. (a chiropractic clinic) for 360,000 shares of its common stock. This acquisition was accounted for under the pooling of interests method of accounting. Accordingly, the historical financial statements of the Company have been restated as if the acquisition had occurred on October 1, 1994, the date Valley Family Health Center, L.L.C. began operations.

    The following is a summary of selected unaudited historical operating information of the Company and Valley Family Health Center, L.L.C. for the year ended September 30, 1995 and the six months ended March 31, 1996:

                                                                                 Valley
                                                                                 Family
                                                           American              Health
                                                         HealthChoice,           Center
    Year Ended September 30, 1995 (unaudited):                Inc.                L.L.C.             Combined
    -----------------------------------------            -------------       -------------       -------------
    Revenues                                             $   5,247,693       $     920,417       $   6,168,110
    Income before income taxes                           $   1,697,126       $     581,378       $   2,278,504
    Net income before pro forma income taxes             $     649,167       $     554,378       $   1,203,545
    Net income after pro forma income taxes              $   1,060,704       $     363,361       $   1,424,065
                                                         =============       =============       =============


                                                                                 Valley
                                                                                 Family
                                                           American              Health
                                                         HealthChoice,           Center
    Six Months Ended March 31, 1996 (unaudited):             Inc.                L.L.C.             Combined
    -------------------------------------------          -------------       -------------       -------------
    Revenues                                             $   4,964,340       $     719,847       $   5,684,187
    Income before income taxes                           $     674,834       $     518,406       $   1,193,240
    Net income before pro forma income taxes             $      22,873       $     509,406       $     532,279
    Net income after pro forma income taxes              $     427,396       $     318,379       $     745,775
                                                         =============       =============       =============


    The Valley Family Health Center, L.L.C. was owned by an individual who became a consultant to the Company and a limited liability company, equally owned by the Company's chief executive officer and an individual who also became a consultant to the Company (see Note 8).

    In March 1996, the Company acquired substantially all of the assets and liabilities of four medical clinics located in and around Atlanta, Georgia (Metropolitan) for $1,564,516, consisting of various trade liabilities and notes payable due physicians assumed by the Company and direct acquisition costs. This acquisition was accounted for on the purchase method of accounting and gave rise to goodwill of $908,225, which is being amortized over 20 years. During fiscal 1996, the Company wrote down the goodwill related to the Metropolitan acquisition by $495,166 (see Note 4). Financial information for these four clinics preceeding the purchase date was not available, therefore pro forma information for fiscal 1995 is not included herein. The following is a summary of the assets acquired and liabilities assumed:





                                   Page 27 of ___

                          AMERICAN HEALTHCHOICE, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



            Current assets                                                                           $     498,791
            Furniture, fixtures and equipment                                                              157,500
                                                                                                     -------------
            Total assets acquired                                                                          656,291
                                                                                                     -------------
            Trade liabilities                                                                             (402,246)
            Notes payable to physicians                                                                 (1,162,270)
                                                                                                     -------------
            Total liabilities acquired                                                                  (1,564,516)
                                                                                                     -------------

                                                                                                     $    (908,225)
                                                                                                     =============

    In December 1995, the Company acquired a medical clinic in San Antonio (Southcross) for $315,000 consisting of cash of $100,000, a note for $200,000 and direct acquisition costs of $15,000. This acquisition was accounted for on the purchase method of accounting and gave rise to goodwill of $55,000. During fiscal 1996, the Company wrote down the amount of goodwill related to the Southcross Joint Venture by $55,000 (see Note 4). The following is a summary of the assets acquired:

                 Accounts receivable and inventory                           $       45,000
                 Land and buildings                                                 165,000
                 Furniture and fixtures                                              50,000
                                                                             --------------
                                                                             $      260,000
                                                                             ==============


4.  GOODWILL IMPAIRMENT:

    The poorer than expected 1996 operating results for the Peachtree, Metropolitan and Southcross clinics during fiscal 1996 resulted in an evaluation of related goodwill for possible impairment. The Company evaluated the clinics and determined based on their expected future revenues and cash flows that the goodwill relating to these clinics was impaired. Additionally, the Company determined two of the Metropolitan clinics were no longer in the Company's long-term plan and intends to close them during fiscal 1997. Based on this analysis, the Company wrote down goodwill during fiscal 1996 by $1,054,829. Management believes the remaining carrying value of goodwill will be supported by the anticipated cash flows of the remaining clinics with associated goodwill.


5.  PROPERTY AND EQUIPMENT:

    Property and equipment consists of the following:

                                                                                                     September 30,
                                                                                  Useful Life           1996
                                                                                --------------      --------------
                 Land                                                              -                $      120,000
                 Building                                                          20 years                 45,000
                 Furniture and equipment                                           5 years               1,881,813
                                                                                                    --------------
                                                                                                         2,046,813
                 Less accumulated depreciation and amortization                                           (787,515)
                                                                                                    --------------
                                                                                                    $    1,259,298
                                                                                                    ==============





                                   Page 28 of ___

                          AMERICAN HEALTHCHOICE, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





         The following is a summary of furniture, fixtures and equipment under capital leases, except for the assets sold and leased back to the Company included in Note 9:

                                                                      September 30,
                                                                           1996
                                                                     -----------------
                 Equipment                                            $       373,018
                 Less accumulated amortization                               (209,727)
                                                                      ---------------
                                                                      $       163,291
                                                                      ===============


6.       NOTE RECEIVABLE FROM STOCKHOLDER:

         The Company has advanced $270,000 to a stockholder who was the former owner of Peachtree. The note receivable is unsecured and bears interest at a rate of 10%. Principal payments are due in five equal installments of $54,000 beginning December 31, 1996. Interest on the note is due with each principal installment.


7.       NOTES PAYABLE:

         A summary of notes payable is as follows:

                                                                                                                  September 30,
                                                                                                                      1996
                                                                                                                -----------------
          Notes payable due to physicians in connection with the Metropolitan acquisition.
          Interest on the notes range from 8% to 10%.  Monthly payments, including interest, range from $2,133 to $9,161 over periods ranging from four to six years.
          The notes are collateralized by accounts receivable and furniture, fixtures and equipment.            $       903,783

          Unsecured note payable due November 29, 1996.  The Company issued 16,026 shares of the Company's common stock upon maturity of the note in lieu of interest due.  The effective interest rate, based upon the fair value of the shares of common stock issued,
          amounted to 37.69%. The note payable was paid in full subsequent to September 30, 1996.                       500,000

          Unsecured notes payable to former stockholder of Peachtree.  Interest on the notes, range from 8% to 10%.  Principal is due in three installments of $100,000, beginning
          October 1, 1996 and each six-months thereafter and in five annual installments of
          $54,400 beginning December 31, 1996. The Company has not made the $100,000 payment due on October 1, 1996, accordingly, the entire balance of this note is classified
          as current in the accompanying balance sheet.                                                                 572,000

          Unsecured note payable to stockholder maturing on January 31, 1996.  Interest on the
          note of 7.5% is due upon maturity (see Note 8).                                                               153,753





                                   Page 29 of ___

                          AMERICAN HEALTHCHOICE, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






                 Note payable due to former owner of the Southcross clinic.  Interest on the note is
                 10% and is due quarterly.  Principal is due in eight quarterly installments of $25,000
                 beginning March 1996.  The note is collateralized by the clinic and an office building.                  150,000

                 Unsecured non interest-bearing note payable.  Monthly payments totaling $6,118 began
                 in May 1996 and continue for the following 22 months.                                                    146,827

                 Unsecured notes payable, including a $125,000 note payable to a stockholder, due
                 November 3, 1996.  Interest on each of the notes of 10% is due upon maturity. In connection with this borrowing, the Company issued a warrant to each lender to acquire 13,750 shares of the Company's common stock on or before October 1, 1998 for $5.00 per share, subject to certain price adjustments. These notes payable
                 were paid in full subsequent to September 30, 1996.                                                      250,000

                 Unsecured note payable due in monthly payments of $1,587, including interest at 8%,
                 through May 2000.                                                                                         60,340

                 Note payable to former owner of one of the Metropolitan clinics.  Principal is due in monthly payments of $5,481 through June 1997.  This note is collateralized by shares
                 of the Company's common stock.                                                                            49,329

                 Note payable to stockholder due November 1994, collateralized by certain accounts receivable.
                 Interest on the note is 12%.                                                                              22,966

                 Other notes payable                                                                                       31,701
                                                                                                                   --------------
                                                                                                                        2,840,699
                          Less:  Current maturities                                                                    (1,799,958)

                                                                                                                   --------------
                          Long-term notes payable                                                                  $    1,040,741
                                                                                                                   ==============

                 Scheduled maturities of notes payable are as follows:

                          Year ending September 30,
                          -------------------------
                                           1997                                                                    $    1,699,958
                                           1998                                                                           459,319
                                           1999                                                                           293,585
                                           2000                                                                           186,662
                                           2001                                                                           156,272
                                       Thereafter                                                                          44,903
                                                                                                                   --------------

                                                                                                                   $    2,840,699
                                                                                                                   ==============


8.       RELATED PARTY TRANSACTIONS:

         The Company has an unsecured note payable to a major stockholder in the principal amount of $153,753 (see Note 7). The note bears interest at 7.5% and was due, along with the principal amount outstanding, on January 31, 1996. The note originated as a result of the acquisition of equipment by the Company from such stockholder for common stock and





                                   Page 30 of ___

                          AMERICAN HEALTHCHOICE, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         a note of $125,067. Subsequent advances increased the note to $153,753. No interest was paid on this note during fiscal 1995 or fiscal 1996.

         Certain stockholders had advances totaling $145,781 outstanding from the Company at September 30, 1996. Additionally, certain stockholders had amounts due to the Company totaling $498,095 at September 30, 1996. All of these amounts are unsecured, non-interest bearing and have no defined repayment terms. The Company believes that all amounts due from these stockholders will be repaid in full.

         The Company has a note payable with a stockholder of the Company which originated in connection with the purchase of clinic assets. The note payable is due in monthly principal and interest installments of $2,669, bears interest at 12%, matured in November 1994 and is collateralized by certain trade accounts receivable. The note payable balance was $22,966 at September 30, 1995 and 1996, respectively.

         In October 1993, the Company began to rent equipment from a stockholder of the Company. There is no formal document related to this arrangement. Rent expense was $7,200 and $3,600 for the years ended September 30, 1995 and 1996, respectively.

         Valley Family Health Center, L.L.C. was acquired from a group which included a limited liability company in which the Company's chief executive officer was a 50% owner. This limited liability company owned 50% of Valley Family Health Center, L.L.C. at the time of its acquisition.

9.       COMMITMENTS:

         The Company leases office space for four of its clinics with third party lessors under noncancellable operating leases which expire during 1999 and the year 2001. Rent expense for the years ended September 30, 1995 and 1996 amounted to approximately $228,000 and $979,741 respectively. The Company also leases furniture, fixtures and equipment under capital leases with interest rates ranging from 9.20% to 16.24%. Future minimum lease payments under operating leases with terms in excess of one year and capital leases are as follows:

         Year Ended September 30,                                                      Operating            Capital
         ------------------------                                                    -------------       -------------
                  1997                                                               $     624,140       $     172,345
                  1998                                                                     594,428             114,446
                  1999                                                                     515,994             109,500
                  2000                                                                     256,934              19,399
                  2001                                                                       4,439              15,199
                                                                                     -------------       -------------
         Total minimum lease payments                                                $   1,995,935             430,889
                                                                                     =============
         Future interest                                                                                       (60,569)
                                                                                                         -------------
                                                                                                               370,320
         Less:  Current maturities                                                                            (305,444)
                                                                                                         -------------
                                                                                                         $      64,876
                                                                                                         =============





                                   Page 31 of ___

                          AMERICAN HEALTHCHOICE, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





         The Company has three-year employment agreements with two of its officers under which the Company must pay any amounts due under the remaining term of the agreements if they are terminated without cause. In certain other circumstances they would be due one-year compensation upon termination.

         The Company has consulting arrangements with three individuals to provide assistance in locating acquisition candidates and performing due diligence in connection with any such acquisitions. Total monthly payments under these agreements amount to $27,000. The terms of these agreements range from 24 to 36 months beginning in January 1996.


10.      STOCKHOLDERS' EQUITY:

         The Company granted an investment group the right to acquire an option to acquire the Company's common stock at specified prices over a defined period of time. The agreement provides for each option to be issued in exchange for $100,000, which amount will be applied to the purchase of common stock, when and if the option is exercised. The following is a summary of the terms of the transaction:

                Last                    Nonrefundable                                      Possible
               Option                       Fee To               Total                     Exercise
              Purchase                     Acquire              Exercise                     Price
                  Date                     Option                Price                     Per Share
         -----------------------  -------------------       ---------------          -------------------
         March 18, 1996               $       100,000       $       750,000            $       2.25
         June 18, 1996                $       100,000       $       750,000            $       4.90
         September 18, 1996           $       100,000       $       750,000            $       4.90
         December 18, 1996            $       100,000       $       750,000            $       4.90

         The first option was exercised in May 1996 and 333,333 shares of common stock were issued for $750,000. The second option was exercised in August 1996 and 102,041 shares of common stock were issued for $500,000. The third option was exercised in September 1996 and 99,277 shares of common stock were issued for $486,457. In addition, $100,000 was received in September 1996 to acquire the fourth option. Under the terms of the second, third and fourth options, the options are exercisable over the 24-month period following the acquisition of the option. As of September 30, 1996, under the terms of the second, third and fourth options, the investment group has the right to purchase an additional 257,865 shares of the Company's common stock at $4.90 per share. To the extent an option is not purchased, then all rights to the remaining options are forfeited. The Company has granted registration rights to all of the shares issued and to be issued in connection with this transaction.

         The Company issued 768,001 shares of common stock during the second quarter of fiscal 1996 in connection with a private placement of its stock. The Company sold 711,111 shares at $2.25 per share and issued 56,890 shares to the placement agent as compensation. The net proceeds of the offering amounted to $1,487,477. Under the terms of the private placement agreement, the Company agreed to file a registration statement with the Securities and Exchange Commission within a specified period of time following the private placement for the purpose of registering such shares. The Company failed to file a registration statement within the period specified and, as a result, may be required to issue each holder of the shares sold in the private placement, one share of common stock for every ten shares held by such stockholder.





                                   Page 32 of ___

                          AMERICAN HEALTHCHOICE, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         The Company issued 100,000 shares of its common stock during the second quarter of fiscal 1996 for $2.00 per share under Regulation S of the Securities Act of 1933. Total proceeds from this transaction amounted to $200,000. The Company has granted registration rights to the holders of these shares.

         The Company issued 8,040 shares of its common stock during the third quarter of fiscal 1996 in lieu of a note payable payment. The principal and interest due on this note payment totaled $64,729 on April 1, 1996.

         The holders of any preferred stock which might be issued shall have such rights, preferences and privileges as may be determined by the Company's board of directors.


11.      CONCENTRATION OF CREDIT RISK:

         The Company's trade receivables at September 30, 1995 and 1996 consist of the following, stated as a percentage of total accounts receivable:

                                                                      1995                 1996
                                                                    --------            --------
         Personal injury claims                                         65%                62%
         Medical claims filed with insurance companies                  20                 18
         Medicare/Medicaid                                               4                  9
         Workman's compensation claims                                   5                  5
         Other                                                           6                  6
                                                                  --------           --------
                                                                       100%               100%
                                                                  ========           =========

         The Company maintains deposits in banks which may exceed the amount of federal deposit insurance available. The Company believes that the risk of material loss is minimal.


12.      INCOME TAXES:

         Substantially all of the Company's deferred income tax liability at September 30, 1995 and 1996 represents temporary differences arising from the Company reporting on the cash method for income tax reporting purposes. Income tax expense for the years ended September 30, 1995 and 1996 differed from the expected amounts at the federal statutory rate of 34% because of state income taxes and because certain of the subsidiaries were nontaxable entities for all or a portion of both years. As a result, income tax expense was approximately $527,000 higher in fiscal 1995 and $285,000 in 1996 because of deferred income taxes recorded when certain nontaxable entities became taxable on October 1, 1994.


13.      STOCK OPTION PLANS:

         The Company has a stock option plan under which options to purchase a maximum of 1,000,000 shares of common stock may be issued employees and consultants of the Company. The stock option plan provides both for the grant of options intended to qualify as "incentive stock options" under the Internal Revenue Code of 1986, as amended (the "Code"), as well as options that do not so qualify. With respect to incentive stock options, no option may be granted more than ten years after the date of the grant (five years if the optionee owns more than 10% of the common stock





                                   Page 33 of ___

                          AMERICAN HEALTHCHOICE, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





         of the Company). The exercise price of incentive stock options may not be less than 100% of the fair market value of the common stock on the date of grant (110% if the optionee owns more than 10% of the common stock of the Company). The exercise price of nonqualified stock options may not be less than 85% of the fair market value of the Company's common stock on the date of grant. Subject to certain limited exceptions, options may not be exercised unless, at the time of exercise, the optionee is in the service of the Company. The following table is a summary of stock options the Company's board of directors has authorized to be granted as of September 30, 1996:

                      Number              Exercise
                    of Shares               Price
                    ---------             ---------
                      210,000             $    2.20
                       75,000             $    2.00
                       10,000             $    5.00
                        2,500             $    2.00
                    ---------

                      297,500
                    =========

         Substantially all of these options were exercisable at September 30, 1996 under the terms authorized by the board of directors. No options had been exercised at that date.

         The Company has a non-employee director stock option plan (the "Director Plan") which provides for the grant of options that do not qualify as "incentive stock options" under the Code. Options granted under the Director Plan are to have an exercise price equal to the fair market value of the Company's common stock on the date of grant. Pursuant to the Director Plan, an option to purchase 10,000 shares of common stock is granted to each non-employee director upon their election to the Board and an option to purchase 5,000 shares every year thereafter is granted so long as they are re-elected to the Board of Directors. As of September 30, 1996, no options have been granted under the Director Plan.

         The Company's board of directors authorized or issued the grant of options to acquire a total of 20,000 shares of its common stock at an exercise price of $3.00 per shares in connection with the Metropolitan transaction (see Note 3). These options are to be exercisable for a three-year period ending February 28, 1998. None of these options were executed as of September 30, 1996.

         The Company issued an option to acquire 200,000 shares of its common stock at an exercise price of $3.00 per share in connection with the private placement of 100,000 shares of common stock (see Note 10).
         The options may be exercised for a period of three years ending on December 15, 1998, provided certain events occur. As of September 30, 1996, these options are not exercisable.


14.  STOCK PURCHASE PLAN:

     The Company has a stock purchase plan, which allows employees to acquire common stock of the Company at 85% of its fair market value from payroll deductions received from the employees. The Company has reserved a total of 250,000 shares of its common stock to be sold to eligible employees in the plan.





                                   Page 34 of ___

                          AMERICAN HEALTHCHOICE, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





15.      PENDING ACQUISITIONS:

         The Company has entered into letters of intent to acquire various companies from time to time. These potential acquisitions are subject to due diligence, further negotiations, execution of definitive agreements and the success of the Company to obtain additional funds (total or partial) for the acquisition price. Due to the Company's operating losses and an inability to generate sufficient cash flows from operations, as described in Note 1, the Company has determined to delay this acquisition process.


16.      SUBSEQUENT EVENTS:

         In November and December 1996, the Company obtained $2,200,000 in a private placement of promissory notes. The notes bear interest at 10% and are due the earlier of twelve months after the final closing of the private placement or the closing of a public offering of the Company's equity securities which produces gross proceeds of at least $10 million. The Company issued approximately 200,000 shares of its common stock to the note holders at a cost of $.001 per share.
         The notes are collateralized by accounts receivable, furniture, fixtures and equipment, and all other assets of the Company to the extent not encumbered.

         In December 1996, the Company completed a $1.5 million revolving credit facility with a financial institution. Advances under this facility are limited to the borrowing base as defined in the agreement and are collateralized by substantially all of the Company's accounts receivable. Advances outstanding under the revolving credit facility accrue interest at prime plus 3%. The facility terminates on December 30, 1998 and is renewed for consecutive one year terms thereafter unless the Agreement is terminated. The revolving credit facility agreement contains covenants which requires, among other things, the Company maintain a minimum tangible net worth of $5,000,000. The Company is currently in default of this minimum tangible net worth requirement.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no changes or disagreements of the type required to be reported under this item between the Company and its independent accountants during the Company's last two fiscal years.

PART III

















                                   Page 35 of ___

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

          DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

         The following table sets forth information regarding the executive officers and directors of the Company.

  NAME                            AGE               POSITION                              SINCE
  ----                            ---              --------                              -----
  Joseph W. Stucki, D.C.          39            President, Chief Executive             March 1995
                                                Officer and Chairman of
                                                the Board of Directors

  C. Dean York                    55            Chief Financial Officer                December 1996
                                                and Vice President - Finance

  Jon A. Sommerhauser             47            Vice President -                       June 1996
                                                Operations, Director

  Jeffrey Jones, D.C.             35            Director                               March 1995

  Ronald Potts                    49            Director                               June 1996*

  James Roberts                   38            Director                               December 1996

  Michael R. Smith, M.D.          39            Director                               December 1996
-------------------

*        Mr. Potts resigned from the Board of Directors in December 1996.

         Joseph W. Stucki, D.C. Dr. Stucki is Chairman of the Board of Directors, Chief Executive Officer and President of the Company. Dr. Stucki has been a licensed chiropractor for 14 years and is currently licensed in four states. In May 1983, he founded United Chiropractic Clinics, Inc. and, as its Chairman and President, purchased or developed and opened approximately 84 multi-disciplined (chiropractor, physical therapist, massage therapist, etc.) clinics. From 1988 to the present, Dr. Stucki has served as Chairman and Chief Executive Officer of United Health Services and from 1989 to 1993 acted as a consultant to various health care organizations. Also, during 1992 and 1993, he provided consulting services relating to mergers and acquisitions to CliniCorp, Inc. From 1987 through 1989, Dr. Stucki was a board member of the Chiropractic Association of Louisiana. Currently he is a Diplomate of the National Board of Chiropractors. He is also a member of the American Chiropractic Association, the International Chiropractic Association, and various other state and local associations. Dr. Stucki maintains an investment apart from the Company in six chiropractic clinics that do not compete with the Company's clinics. Dr. Stucki intends to divest ownership of such clinics.














                                   Page 36 of ___

         C. Dean York. Mr. York became Chief Financial Officer and Vice President of Finance in December 1996. From January 1996 to November 1996, Dr. York was the Chief Operating Officer of Family Medical Care, SAFMC in San Antonio, Texas where he was responsible for the day to day operations of that primary care group. Prior to his position with Family Medical Care, Mr. York provided consulting services for approximately six months to Hallmark Management, Inc., a period which included that insurance company's merger with Physicians Corporation of America. From 1988 to 1995, Mr. York served as the Associate Executive Director of the Oklahoma City Clinic where he was responsible for the day to day operations of that private practice physician group as well as their overall financial management, budgeting and reporting. Prior to joining that clinic, Mr. York was in public accounting for approximately 20 years with the firm KPMG Peat Marwick. Mr. York received his Bachelors in Accounting from the University of Oklahoma.

         Jon A. Sommerhauser. Mr. Sommerhauser became Vice President of Operations in June 1996. Mr. Sommerhauser has over 20 years of experience in direct sales and operations in a wide range of businesses, including, primarily, those related to the health care industry. From 1995 through May 1996 he held the position of Director of Operations for the Princeton Medical Group. From 1993 through 1995, Mr. Sommerhauser served as the Executive Director of Phycor IPA Management, LLC, and from 1984 through 1993 he was the President of Emergency Care Centers. Mr. Sommerhauser received his Masters Degree in Business Administration in 1982 from the University of Dallas Graduate School of Management in Dallas, Texas.

         Jeffrey Jones, D.C. Dr. Jones is a Director of the Company. Dr. Jones is the Clinic Director of the United Chiropractic Uptown clinic. He obtained his Louisiana Doctor of Chiropractic license in July 1985, and began his association with the United Chiropractic Uptown clinic shortly thereafter. In the past, Dr. Jones has acted as Regional Manager of other United Clinics in the greater New Orleans area. He is a member of the Chiropractic Association of Louisiana, The Union of Chiropractic Physicians and the American Chiropractic Association.

         Ronald Potts. Mr. Potts became a Director of the Company in June 1996. Mr. Potts provides management consulting and merchant banking services through Londoff Investment, Ltd. Mr. Potts has 25 years experience in the investment industry. Mr. Potts resigned from the Board of Directors in December 1996.

         James Roberts. Mr. Roberts became a Director of the Company in December 1996. From 1975 to 1987, Mr. Roberts served in management level positions with two manufacturing companies, including Harris/Lanier Corporation as a National Accounts Manager. In 1988, Mr. Roberts assumed the position of Vice President of American Dental Plan of Georgia, now CompDent. In 1992, Mr. Roberts became President of Health Dental Plus, Inc. where he oversees the daily operations of this company which provides dental benefit plans to employer groups.

        Michael R. Smith, M.D. Dr. Smith became a Director of the Company in December, 1996. Dr. Smith, a practicing physician board certified in family practice, has been emloyed by the Company since September 1994. Dr. Smith provides medical services at certain of the Company's clinics and serves as the Medical Director for the Company's Texas clinics. He also serves on the Board of Directors of AHC Physicians Corporation, Inc., a subsidiary of the Company. From June 1992 through August 1994, Dr. Smith was an employee and then partner at the Texas Trauma Rehabilition Association. Dr. Smith graduated from the University of Texas Medical Branch in 1984.

         There are no family relationships among the executive officers and directors.

         Members of the Company's Board of Directors are elected to hold office until the next meeting of shareholders and until their successors are elected and qualified. Officers are elected to serve subject to the discretion of the Board of Directors until their successors are appointed and have qualified. There are no committees of the Company's Board of Directors.


                                   Page 37 of ___

      COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's officers and directors, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC") and with the exchange on which the Company's securities are traded. Such reporting persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms so filed.

         Based solely on review of the copies of such forms furnished to the Company by any such reporting person and, if appropriate, representations made to the Company by any such reporting person concerning whether a Form 5 was required to be filed, the Company has determined that none of the required section 16(a) filings applicable to the Company's officers, directors and "greater than ten percent" stockholders have been made other than those required for Mr. York.

ITEM 10.   EXECUTIVE COMPENSATION

                             EXECUTIVE COMPENSATION

         The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by, or paid to the Company's Chief Executive Officer for the last three fiscal year. No other executive officer of the Company who was serving at the end of fiscal year 1996 earned more than $100,000 of annual compensation for services in all capacities to the Company and its subsidiaries.

                                       SUMMARY COMPENSATION TABLE
                                                                                       LONG-TERM
                                      FISCAL                                          COMPENSATION
     NAME AND                       YEAR ENDING              ANNUAL                AWARDS/SECURITIES
PRINCIPAL POSITION                SEPTEMBER 30(2)      COMPENSATION/SALARY         UNDERLYING OPTIONS
------------------                ------------         -------------------         ------------------
Joseph W. Stucki(1)
  Chairman of the Board                1996                $211,938.33                     --
President and Chief                    1995                $192,000.00              150,000 options
Executive Officer                      1994                $317,822.00                     --

--------------
(1) The Company is party to an employment agreement with Dr. Stucki. See "Employment and Consulting Agreements."
(2) The compensation reported for fiscal year 1994 and the first quarter of fiscal year 1995 includes amounts paid by a predecessor to the Company.











                                   Page 38 of ___

STOCK OPTION AND STOCK PURCHASE PLANS

         No options were granted in fiscal year 1996 to the named individual set forth in the Summary Compensation Table above. The following table provides information as to the value of outstanding options held by the Company's Chief Executive Officer.

                AGGREGATED OPTIONS EXERCISED IN FISCAL YEAR 1996
                     AND FISCAL 1996 YEAR-END OPTION VALUES

                                                                NUMBER OF SECURITIES        VALUE OF UNEXERCISED IN THE
                                                               UNDERLYING UNEXERCISED         MONEY OPTIONS AT FISCAL
                          SHARES                           OPTIONS AT FISCAL YEAR-END (#)         YEAR-END ($)(1)
                         ACQUIRED            VALUE         ------------------------------   ---------------------------
 NAME                 ON EXERCISE (#)       REALIZED        EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
 ----                 ---------------       --------        -----------    -------------    -----------    -------------
 Joseph W. Stucki            0                 0              150,000           0           $1,207,500(2)       0
--------------

(1) Value is based on a $10.25 per share closing price as quoted on the Nasdaq Small Cap Market on September 30, 1996.
(2) Amounts represent options to acquire 150,000 shares of Common Stock in the aggregate at $2.20 per share.

EMPLOYEE BENEFIT PLANS

         In August 1995 the Company adopted its 1995 Employee Stock Option Plan (the "Employee Plan") under which options to purchase shares of Common Stock may be issued to employees and consultants of the Company. The Company reserved 1,000,000 shares of Common Stock for issuance under the Employee Plan. Also in August 1995, the Company adopted the 1995 Non-Employee Director Stock Option Plan (the "Director Plan") which provides for the grant of options that do not qualify as "incentive stock options" under the Internal Revenue Code of 1986. In addition, the Company adopted its 1995 Employee Stock Purchase Plan (the "Stock Purchase Plan"), effective October 1, 1995, which allows employees to acquire Common Stock of the Company at 85% of its fair market value from payroll deductions received from the employees. The Company has reserved a total of 250,000 shares of its Common Stock to be sold to eligible employees in the plan. In October 1996, the Board of Directors amended each of the Employee Plan, the Director Plan and the Stock Purchase Plan to clarify various matters concerning the administration of such plans.

COMPENSATION OF DIRECTORS

         The Company pays its non-employee Directors $250 for each Board of Director meeting attended. The Company reimburses all Directors for reasonable out-of-pocket expenses incurred in connection with attending Board of Director meetings. Pursuant to the Director Plan, any new Director elected to the Board of Directors will receive a 10-year option to purchase 10,000 shares of Common Stock at an exercise price determined by the Board of Directors at the time of grant. If a non-employee Director is re-elected, such Director will receive, upon such re-election, a 10-year option to purchase 5,000 shares of Common Stock at an exercise price determined by the Board of Directors at the time of grant.

EMPLOYMENT AND CONSULTING CONTRACTS

         The Company (or its subsidiaries) has entered into three year employment contracts with Messrs. Stucki, York, Jones and Sommerhauser.

         The agreement with respect to Dr. Stucki commenced October 1, 1994. While it provides for annual compensation of $180,000, the agreement provides that the Board of Directors may adjust the base level of compensation after the first year of the term. The agreement also provides for an automobile allowance of $1,000.00 per month. The agreement further provides for a bifurcated severance pay schedule. If Dr. Stucki's employment is terminated without a change in control, then the Company will be obligated to pay severance in an amount equal to six months of base salary. However, if Dr. Stucki's employment is terminated by Dr. Stucki within 120 days following a change in control, then the Company will be obligated to pay an amount equal to three times Dr. Stucki's annual base salary. A change in














                                 Page 39 of ___
control, for the purpose of determining severance pay, is defined as the acquisition of a beneficial ownership of 25% or more of the Company's voting securities or the election, at an annual election of a class of directors, of persons who are not nominated by the Board of Directors and who comprise more than one-half of the class of Directors so elected. Finally, the agreement provides that Dr. Stucki may terminate his employment at any time without penalty. Pursuant to various stock purchase agreements whereby Dr. Stucki sold to the predecessor of the Company various clinics, Dr. Stucki agreed not to compete within a 15-mile radius of any of the Company's clinics for a period of three (3) years from October 1997.

         The agreement with respect to Mr. Sommerhauser commenced on June 10, 1996. It provides for annual compensation of $84,000. The Board of Directors may adjust the base level of compensation after the first year of the term. Furthermore, Mr. Sommerhauser will receive a minimum yearly increase based upon the consumer price index for all urban consumers. Mr. Sommerhauser received 1,000 shares of Common Stock and stock options for the purchase of 10,000 shares of Common Stock upon the execution of his employment contract. Such options vest after 12 months of employment. He will also receive bonuses of
(a) 1,000 shares of Common Stock 90 days following the signing of the employment contract and (b) $12,000.00 at the end of each year's employment if the Company meets corporate performance goals as established by Mr. Sommerhauser and the Company at the beginning of each employment year. Mr. Sommerhauser will also receive options to acquire 20,000 and 40,000 shares of Common Stock after each of the second and third years of employment upon the achievement of certain established performance goals.

         The term of Mr. York's employment with the Company commenced December 2, 1996. Mr. York's employment agreement provides for annual compensation of $120,000 increased each year on the anniversary of the commencement date of the agreement by the percentage increase, if any, in the consumer price index for all urban consumers. The Company is obligated to issue Mr. York 1,000 shares of Common Stock and options to purchase 10,000 shares of Common Stock (vesting after 12 months of employment) which were earned by Mr. York upon the execution of his employment agreement. In addition, upon the achievement by the Company of certain established performance goals during each of the first three years of Mr. York's employment, Mr. York will be entitled to receive options to purchase 20,000 shares of Common Stock in the first year and 40,000 shares of Common Stock in each of the second and third years.

         Dr. Jones is employed by United Chiropractic Clinic of Uptown, Inc., a subsidiary of the Company, as a clinic director providing chiropractic services at the New Orleans Uptown clinic. Dr. Jones' contract provides for an annual salary of $200,000.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information regarding the ownership of the Company's Common Stock as of January 27, 1996, by (i) each beneficial owner of more than five percent (5%) of the outstanding Common Stock, (ii) each current Director, (iii) the Chief Executive Officer, and (iv) the executive officers and Directors as a group. All share numbers are provided based on information supplied to management of the Company by the respective individuals and members of the group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.





                                   Page 40 of ___

 NAME AND ADDRESSES OF
 DIRECTORS AND OFFICERS                        NUMBER OF SHARES              PERCENT OF CLASS
 ----------------------                        ----------------              ----------------
 Joseph W. Stucki(1)                                2,862,466                     38.53%
 1300 W. Walnut Hill Lane
 Suite 275
 Irving, Texas  75038

 Jon A. Sommerhauser(2)                                11,000                        *
 1300 W. Walnut Hill Lane
 Suite 275
 Irving, Texas  75038

 Jeffrey Jones(3)                                   1,216,678                     16.55%
 807 S. Carrollton Avenue
 New Orleans, LA  70118
 James Roberts(4)                                       2,500                        *
 1300 W. Walnut Hill Lane
 Irving, Texas  75038

 Officers and Directors as a group(5)               4,092,644                     54.48%

 NAMES AND ADDRESSES OF
 5% BENEFICIAL OWNERS
 --------------------

 Joseph Nelson                                        610,700                      8.39%
 6416 Bandera Road
 Suite B
 San Antonio, Texas  78230

 Stock Option Group(6)                                531,881                      7.31%
 401 Keene Street
 Columbia, Missouri  65201

______________________
*        less than (1%)
(1) Dr. Stucki is the Chief Executive Officer, President and Chairman of the Board of Directors of the Company. The number of shares reported includes 150,000 shares issuable upon exercise of options at $2.20 per share which options are currently exercisable and expire August 15, 1998.
(2) Mr. Sommerhauser is the Vice President of Operations and a Director of the Company. The number of shares reported includes 10,000 shares issuable upon exercise of options at $5.00 per share which options will be exercisable June 10, 1997 and expire June 10, 2001.
(3) Dr. Jones is a Director of the Company. The number of shares reported includes (i) 60,000 shares issuable upon exercise of options at $2.20 per share which options are currently exercisable and expire August 15, 1998 and (ii) 13,750 shares issuable upon exercise of warrants at $5.00 per share which





                                   Page 41 of ___
         warrants are currently exercisable and 6,250 of which expire May 3, 1998 and 7,500 of which expire October 1, 1998.
(4)      Mr. Roberts is a Director of the Company.
(5) Such group consists of 5 persons. The number of shares reported includes the number of shares reported at Footnotes 1-4, inclusive.
(6) According to a Schedule 13D filed with the SEC, as amended, a group comprised of John A. Crouch, M.D., Jerry D. Kennett, M.D., Merlin Kirby, M.D. and A. Jerry Murrell, M.D. (the "Stock Option Group") has been issued 531,881 shares of Common Stock pursuant to the exercise of options under a certain Stock Option Agreement. The Stock Option Group has options currently vested under such agreement to purchase additional shares the number and exercise price per share of which will be determined at the time of exercise. The aggregate purchase price of such options will not exceed $1,233,356.60. The last of these options expire September 1998.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The Company received an unsecured bridge loan, represented by two notes, from Pangloss International, S.A. in the aggregate principal amount of $700,000. Mr. Ronald Potts, a Director of the Company from June through December 1996, owns a significant interest in Pangloss International, S.A. The notes bore interest at 10% and were repaid in November 1996.

         The Company has issued an unsecured note payable to Dr. Stucki in the principal amount of $153,753. The note bears interest at 7.5% and was due, along with the principal amount outstanding, on January 31, 1996. The note was issued in the original principal amount of $125.067 as partial consideration along with shares of Common Stock for the acquisition of equipment by certain of the Company's clinics from Dr. Stucki. Subsequent advances made by Dr. Stucki to the Company increased the principal of the note to $153,753.
No interest was paid on this note during fiscal years 1995 and 1996.

        Certain stockholders of the Company had advances totalling $145,781 outstanding from the Company at September 30, 1996. Additionally, certain stockholders had amounts due to the Company at September 30, 1996 totalling $498,095. All of these amounts are unsecured, non-interest bearing and have no defined repayment terms.

         AHC Chiropractic Clinic, Inc., a subsidiary of the Company, issued a note payable to a stockholder of the Company which originated in connection with the purchase of clinic assets. The note payable is due in monthly principal and interest installments of $2,669, bears interest at 12%, matured in November 1994 and is collateralized by certain trade accounts receivable. The note payable balance was $22,966 at September 30, 1995 and 1996, respectively.

         In January 1996, the Company acquired all of the membership interests of Valley Family Health, L.L.C. ("Valley Family"), the owner and operator of a primary care medical clinic in McDonough, Georgia, in exchange for 360,000 shares of Common Stock. Dr. Stucki owns a 50% membership interest in an entity which owned a 50% membership interest in Valley Family. Thus, Dr. Stucki received 90,000 shares of the Company's Common Stock in connection with the Valley Family transaction.


        In October 1993, the Company began to rent equipment from a stockholder of the Company. There is no formal document related to this arrangement. Rent expense was $7,200 and $3,600 for the years ended September 30, 1995 and 1996, respectively.

See also footnote 8 to the Notes to Consoliated Financial Statements.









                                   Page 42 of ___

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits Required by Item 601

         (1)     The following financial statements are filed herewith in Item 7

                 (i)      Consolidated Balance sheet as of September 30, 1996
                 (ii) Consolidated Statements of Operations for the years ended September 30, 1996 and 1995.
                 (iii) Consolidated Statement of Stockholders' Equity for the years ended September 30, 1996 and 1995.
                 (iv) Consolidated Statements of Cash Flows for the years ended September 30, 1996 and 1995.
                 (v)      Notes to Consolidated Financial Statements.

         (2)
                 3.1 Certificate of Incorporation of American HealthChoice, Inc. (incorporated by reference to Exhibit 4.1 to Registration Statement on Form SB-2, Registration Number 33-09311, filed on July 31, 1996)

                 3.2 Certificate of Amendment to Certificate of Incorporation of American HealthChoice, Inc.

                 3.3 Bylaws of American HealthChoice, Inc. (incorporated by reference to Exhibit 3(ii) to Form 10-KSB, file number 33-30677-NY, filed for the fiscal year ended December 31, 1994).

                 10.1 Employment Agreement dated July 1, 1994 between American HealthChoice (Texas), Inc. and Dr. J. Wes Stucki.

                 10.2 Executive Employment Agreement dated June 10, 1996 between American HealthChoice, Inc. and Jon A. Sommerhauser.

                 10.3 Executive Employment Agreement dated December 2, 1996 between American HealthChoice, Inc. and C. Dean York.

                 10.4 Physician Employment Agreement dated July 1, 1994 between American HealthChoice, Inc. and Dr. Jeffrey Jones.

                 10.5 1995 Employee Stock Option Plan (incorporated by reference to Exhibit 10.2 to Form 10-QSB, file number 33-30677-NY, filed for the quarter ended June 30,
                          1995).

                 10.6 1995 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.1 to Form 10-QSB, file number 33-30677-NY, filed for the quarter ended June 30, 1995).





                                   Page 43 of ___

                 10.7 1995 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to Form 10-QSB, file number 33-30677-NY, filed for the quarter ended June 30,
                          1995).

                 10.8     1995 Employee Stock Option Plan Amendment 1996-1.

                 10.9     1995 Non-Employee Director Plan Amendment 1996-1.

                 10.10    1995 Employee Stock Purchase Plan Amendment 1996-1.

                 10.11 Loan and Security Agreement dated December 30, 1996 between DVI Business Credit Corporation and American Health Choice, Inc.

                 21       List of Subsidiaries of American HealthChoice, Inc.

         (b) The Company filed no reports on Form 8-K during the quarter ended September 30, 1996. Since September 30, 1996, the Company filed a report on Form 8-K on October 2, 1996 relating to the acquisition of all the membership interests in Valley Family Health, L.L.C. The Company also filed a report on Form 8-K on December 5, 1996 relating to the acquisition of certain assets of Metropolitan Healthcare, Inc.














                                   Page 44 of ___

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AMERICAN HEALTHCHOICE, INC.



Date:  January 30, 1997             By:   /s/ Dr. J.W. Stucki
                                        ----------------------------------
                                        Dr. J.W. Stucki, Chief Executive
                                        Officer and President


   In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


   Signature                                    Title                                      Date
   ---------                                    -----                                      ----
 /s/ Dr. J.W. Stucki                   Chief Executive Officer, President
---------------------------            and Chairman of the Board
    Dr. J.W. Stucki                     (Principal Executive Officer)                 January 30, 1997

 /s/ C. Dean York                      Chief Financial Officer and
---------------------------            Vice President - Finance
    C. Dean York                          (Principal Financial and
                                          Accounting Officer)                         January 30, 1997

 /s/ Jon Sommerhauser                  Vice President - Operations                    January 30, 1997
---------------------------            and Director
     Jon Sommerhauser

 /s/ James Roberts                     Director                                       January 30, 1997
---------------------------
     James Roberts





                                   Page 45 of ___