Form 10QSB
period 1996-12-31
AMERICAN HEALTHCHOICE INC /NY/
filed 1997-03-14
CIK 854862

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ------------------------------

                                  FORM 10-QSB


[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
               ACT OF 1934

               For the Quarterly Period Ended December 31, 1996

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
               ACT OF 1934


                       Commission File Number 33-30677-NY


                           AMERICAN HEALTHCHOICE, INC.
       -----------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)


               New York                                    11-2931252
----------------------------------------               --------------------
    (State or Other Jurisdiction of                       (I.R.S. Employer
     Incorporation or Organization)                      Identification No.)

 1300 West Walnut Hill Lane, Suite 275, Irving, Texas             75038
 ----------------------------------------------------         ------------
    (Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code: (972) 751-1900


       Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

       Yes [X]       No [  ]

       As of December 31, 1996, there were outstanding 7,278,865 shares of the issuer's Common Stock, par value $.001 per share.

Transitional Small Business Disclosure Format

        Yes [  ]            No [X]

                          AMERICAN HEALTHCHOICE, INC.

                      QUARTERLY REPORT ON FORM 10-QSB FOR
                        QUARTER ENDED DECEMBER 31, 1996




                                     INDEX

                                                                           PAGE
PART I.  FINANCIAL INFORMATION                                            NUMBER
                                                                          ------
       ITEM 1.       Consolidated Balance Sheets  . . . . . . . . . . . . . 3

                     Consolidated Statements of Income  . . . . . . . . . . 4

                     Consolidated Statements of Cash Flows  . . . . . . . . 5

                     Notes to Consolidated Financial Statements   . . . . . 6

       ITEM 2.       Management's Discussion and Analysis of Results of
                            Operation and Financial Condition   . . . . .  10

PART II.  OTHER INFORMATION

       ITEM 1.       Legal Proceedings  . . . . . . . . . . . . . . . . .  14

       ITEM 2.       Changes in Securities    . . . . . . . . . . . . . .  14

       ITEM 3.       Defaults Upon Senior Securities  . . . . . . . . . .  14

       ITEM 4.       Submission of Matters to a Vote of
                            Securities Holders  . . . . . . . . . . . . .  14

       ITEM 5.       Other Information  . . . . . . . . . . . . . . . . .  14

       ITEM 6.       Exhibits and Reports on Form 8-K   . . . . . . . . .  14

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

                         PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                          AMERICAN HEALTHCHOICE, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                    -------                                                    September 30,     December 31,
                                                                                                    1996           1996
                                                                                                ------------    ------------
CURRENT ASSETS:                                                                                                  (unaudited)
       Cash                                                                                     $    159,166    $    334,442
       Accounts receivable, less allowance for doubtful accounts of $5,480,389
              at September 30, 1996 and $7,034,073  at December 31, 1996                           7,926,609       8,077,240
       Advances due from an affiliate and stockholders                                               498,095         498,095
       Advances to physicians and employees                                                           47,104          20,667
       Income tax receivable                                                                          22,000          22,000
       Current portion of note receivable from stockholder                                            54,000          54,000
       Other current assets                                                                           97,173         816,340
                                                                                                ------------    ------------
                     Total current assets                                                          8,804,147       9,822,784

NOTE RECEIVABLE FROM STOCKHOLDER, less current portion                                               216,000         216,000

PROPERTY AND EQUIPMENT, net                                                                        1,259,298       1,539,092

GOODWILL, net                                                                                        633,000         466,778

OTHER ASSETS                                                                                          14,949         175,536
                                                                                                ------------    ------------

                     Total assets                                                               $ 10,927,394    $ 12,220,190
                                                                                                ============    ============

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       Current portion of notes payable, including $176,719 due to a stockholder                $  1,799,958    $  3,601,067
       Current portion of capital lease obligations                                                  305,444         305,444
       Advances from stockholders                                                                    145,781         145,781
       Accrued payroll and payroll taxes                                                             322,062         285,222
       Accounts payable and accrued expenses                                                       1,228,516       1,385,718
       Deferred income taxes                                                                         807,783         278,949
                                                                                                ------------    ------------
                     Total current liabilities                                                     4,609,544       6,002,181

NOTES PAYABLE, less current portion                                                                1,040,741         934,664

CAPITALIZED LEASE OBLIGATIONS, less current portion                                                   64,876         250,916

STOCKHOLDERS' EQUITY:
       Preferred stock, $.001 par value; 5,000,000 shares authorized; none issued --
       Common stock option                                                                           100,000         143,750
       Common stock subscription payable                                                              78,527       1,048,727
       Common stock, $.001 par value; 115,000,000 shares authorized; 7,232,692 shares
              issued and outstanding at September 30, 1996 and 7,278,865 at December 31, 1996          7,232           7,232
       Additional paid-in capital                                                                  5,327,256       5,327,256
       Accumulated deficit                                                                          (300,782)     (1,494,536)
                                                                                                ------------    ------------
                     Total stockholders' equity                                                    5,212,233       5,032,429
                                                                                                ------------    ------------

                     Total liabilities and stockholders' equity                                 $ 10,927,394    $ 12,220,190
                                                                                                ============    ============





               See accompanying notes to these unaudited interim
                      consolidated financial statements.

                          AMERICAN HEALTHCHOICE, INC.
                                AND SUBSIDIARIES



                       CONSOLIDATED STATEMENTS OF INCOME


                                                             Three Months Ended
                                                                December 31,
                                                         --------------------------
                                                            1995           1996
                                                         -----------    -----------
                                                         (unaudited)    (unaudited)
NET PATIENT REVENUES                                     $ 2,715,559    $ 2,530,623
OPERATING EXPENSES:
       Compensation and benefits                            697,5392       ,460,293
       Advertising                                           176,789        181,342
       Depreciation and amortization                          13,428        112,047
       General and administrative, including
              management fees and other
              expenses                                     1,078,538      1,499,529
                                                         -----------    -----------


                     Total operating expenses              1,966,294      4,253,211
                                                         -----------    -----------


                     Income before income taxes
                            and pro forma income taxes       749,265     (1,722,588)

INCOME TAXES:
       Current                                               210,768        (72,348)
       Deferred                                                 --         (456,486)
                                                         -----------    -----------

                                                             210,768       (528,834)
                                                         -----------    -----------

NET INCOME (LOSS) BEFORE
       PRO FORMA INCOME TAXES                                538,497     (1,193,754)

       Pro forma income tax benefit                             --         (115,413)
                                                         -----------    -----------

NET INCOME AFTER PRO FORMA
       INCOME TAXES                                      $   538,497    $(1,078,341)
                                                         ===========    ===========

NET INCOME PER SHARE AFTER
       PRO FORMA INCOME TAXES                            $       .09    $      (.15)
                                                         ===========    ===========

WEIGHTED AVERAGE COMMON
       SHARES OUTSTANDING                                  5,797,000      7,228,865
                                                         ===========    ===========





               See accompanying notes to these unaudited interim
                      consolidated financial statements.

                          AMERICAN HEALTHCHOICE, INC.
                                AND SUBSIDIARIES



                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  Three Months Ended
                                                                                      December 31,
                                                                                --------------------------
                                                                                   1995           1996
                                                                                -----------    -----------
                                                                                (unaudited)    (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                               $   538,497    $(1,193,754)
       Adjustments to reconcile net income to cash from operating activities:
              Depreciation and amortization                                          13,428        112,047
              Gain on write-off of note payable                                        --          (79,363)
              Change in assets and liabilities:
                     Increase (Decrease) in trade accounts receivable, net         (587,240)      (150,631)
                     Increase (Decrease) in other current assets                   (100,838)       277,470
                     Increase (Decrease) in income taxes payable                    156,697           --
                     Increase (Decrease) in deferred taxes                             --         (528,834)
                     Decrease (Increase) in accounts payable                         (1,137)       157,202
                     Decrease (Increase) in accrued payroll and payroll taxes        (6,949)       (36,840)
                     Other, net                                                      68,272       (160,587)
                                                                                -----------    -----------
                Net cash used in operating activities                                80,730     (1,603,290)
                                                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Amounts paid for acquisitions                                                (95,000)          --
       Advances to physicians and other receivables, net                             21,837           --
       Purchases of property and equipment                                         (343,844)      (306,256)
       Write-off of goodwill                                                           --          160,000
                                                                                -----------    -----------
                Net cash used in investing activities                              (417,007)      (146,256)
                                                                                -----------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from bridge loan                                                       --        2,200,000
       Notes to stockholder                                                            --         (131,370)
       Note payments                                                                   --         (831,370)
       Proceeds from credit revolver                                                   --          624,133
       Proceeds from sale of stock option                                              --           43,750
       Write-off of note payable                                                       --         (166,361)
       Capital lease                                                                   --          186,040
                                                                                -----------    -----------

                Net cash provided by financing activities                              --        1,924,822
                                                                                -----------    -----------

INCREASE (DECREASE) IN CASH                                                        (336,277)       175,276

CASH, beginning of period                                                           545,688        159,166
                                                                                -----------    -----------

CASH, end of period                                                             $   209,411    $   334,442
                                                                                ===========    ===========


SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:

Stock subscription related to bridge loan                                       $      --      $   970,200
                                                                                ===========    ===========





               See accompanying notes to these unaudited interim
                       consolidated financial statements.

                          AMERICAN HEALTHCHOICE, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1.     ORGANIZATION AND BUSINESS:

American HealthChoice, Inc. and subsidiaries (the Company) consists of a parent company and twenty-seven clinics providing physical therapy, chiropractic and medical services in San Antonio and Houston, Texas, New Orleans, Louisiana and Atlanta, Georgia, and one clinic providing diagnostic services in San Antonio, Texas. Substantially all of the Company's revenues are derived from chiropractic, physical therapy and medical services provided to individuals living in the vicinity of the clinics.

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


2.     BASIS OF PRESENTATION:

The accompanying consolidated financial statements have been prepared by the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the disclosures made are adequate to make the information presented not misleading, and the consolidated financial statements contain all adjustments necessary to present fairly the financial position as of December 31, 1996, results of operations for the three months ended December 31, 1996 and 1995, and cash flows for the three months ended December 31, 1996 and 1995.

The results of operations for the three months ended December 31, 1996 are not necessarily indicative of the results to be expected for the full year. It is suggested that the December 31, 1996 financial information be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB dated September 30, 1996.


3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Net Patient Revenues - Revenue is recognized upon performance of services. Substantially all of the Company's revenues are derived from personal injury claims, claims filed on major medical policies, worker's compensation policies and Medicare or Medicaid. Allowances for doubtful accounts are maintained at levels considered appropriate by management based upon historical charge-off experience and other factors deemed pertinent by management.

Property and Equipment, net - Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided over the estimated useful lives of the related assets, primarily using accelerated methods. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the improvements.

Goodwill - Goodwill arose from the Company's acquisitions of various clinics and is being amortized on the straight-line method over 20 years (see Note 4).

                          AMERICAN HEALTHCHOICE, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




4.     ACQUISITIONS:

The Company acquired Peachtree Corners Medical Center (Peachtree) on September 22, 1995 in exchange for cash, common stock, the assumption of certain liabilities and promissory notes due the seller. Peachtree is a medical, clinical and urgent care center located in Atlanta, Georgia. The amount paid for Peachtree totaled $1,113,000 as follows: Cash - $100,000; 25,000 shares of common stock - $75,000; liabilities assumed - $287,000 and notes due the seller totaling $651,000. The acquisition was accounted for under the purchase method of accounting and resulted in goodwill of $651,000, which is being amortized over 20 years on the straight-line method. During fiscal 1996, the Company wrote down the goodwill related to the Peachtree acquisition by $376,000. During fiscal 1996, the company wrote down goodwill related to the Peachtree acquisition by $401,000.

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

The Valley Family Health Center, L.L.C. was owned by an individual, who became a consultant to the Company, and a limited liability company equally owned by the Company's chief executive officer and an individual who also became a consultant to the Company.

In March 1996, the Company acquired substantially all of the assets and liabilities of four medical clinics located in and around Atlanta, Georgia (Metropolitan) for $1,564,516, consisting of various trade liabilities, notes payable due physicians assumed by the Company and direct acquisition costs. This acquisition was accounted for on the purchase method of accounting and gave rise to goodwill of $908,225, which is being amortized over 20 years. During fiscal 1996, the Company wrote down the goodwill related to the Metropolitan acquisition by $495,166.

Current assets                             $   498,791
Furniture, fixtures and equipment              157,500
                                           -----------
Total assets acquired                          656,291
                                           -----------
Trade liabilities                             (402,246)
Notes payable to physicians                 (1,162,270)
                                           -----------
Total liabilities acquired                  (1,564,516)
                                           -----------
                                           $  (908,225)
                                           ===========

In December 1995, the Company acquired a medical clinic in San Antonio (Southcross) for $315,000 consisting of cash of $100,000, a note for $200,000 and direct acquisition costs of $15,000. This acquisition was accounted for on the purchase method of accounting and gave rise to goodwill of $55,000. During fiscal 1996, the Company wrote down the amount of goodwill related to the Southcross Joint Venture by $55,000. The following is a summary of the assets acquired:

Accounts receivable and inventory       $ 45,000
Land and buildings                       165,000
Furniture and fixtures                    50,000
                                        --------
                                        $260,000
                                        ========

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

                          AMERICAN HEALTHCHOICE, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




5.     STOCKHOLDERS' EQUITY:

The Company granted an investment group the right to acquire an option to acquire the Company's common stock at specified prices over a defined period of time. The agreement provides for each option to be issued in exchange for $100,000, which amount will be applied to the purchase of common stock, when and if the option is exercised. The following is a summary of the terms of the transaction:

    LAST                   NONREFUNDABLE    POSSIBLE
   OPTION                     FEE TO         TOTAL     EXERCISE
  PURCHASE                    ACQUIRE       EXERCISE    PRICE
    DATE                      OPTION          PRICE    PER SHARE
    ----                      ------          -----    ---------
March 18, 1996                $100,000      $750,000    $2.25
June 18, 1996 $ 100,000       $750,000                  $4.90
September 18, 1996            $100,000      $750,000    $4.90
December 18, 1996             $100,000      $750,000    $4.90

The first option was exercised in May 1996 and 333,333 shares of common stock were issued for $750,000. The second option was exercised in August 1996 and 102,041 shares of common stock were issued for $500,000. The third option was exercised in September 1996 and 99,277 shares of common stock were issued for $486,457. In addition, $100,000 was received in September 1996 to acquire the fourth option. Under the terms of the second, third and fourth options, the options are exercisable over the 24-month period following the acquisition of the option. As of September 30, 1996, under the terms of the second, third and fourth options, the investment group has the right to purchase an additional 257,865 shares of the Company's common stock at $4.90 per share. In December 1996, $43,750 was received related to the third and forth options. The shares were issued in February 1997. To the extent an option is not purchased, then all rights to the remaining options are forfeited. The Company has granted registration rights to all of the shares issued and to be issued in connection with this transaction.

The Company issued 768,001 shares of common stock during the second quarter of fiscal 1996 in connection with a private placement of its stock. The Company sold 711,111 shares at $2.25 per share and issued 56,890 shares to the placement agent as compensation. The net proceeds of the offering amounted to $1,487,477. Under the terms of the private placement agreement, the Company agreed to file a registration statement with the Securities and Exchange Commission within a specified period of time following the private placement for the purpose of registering such shares. The Company failed to file a registration statement within the period specified and, as a result, was required to issue each holder of the shares sold in the private placement, one share of common stock for every ten shares held by such stockholder. The company issued an additional 142,222 shares in February 1997, in accordance with the provision for not filing.

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

In November and December 1996, the Company obtained $2,200,000 in a private placement of promissory notes. The notes bear interest at 10% and are due the earlier of twelve months after the final closing of the private placement or the closing of a public offering of the Company's equity securities which produces gross proceeds of at least $10 million. The Company issued 198,000 shares of its common stock to the note holders at a cost of $.001 per share. The notes are collateralized by accounts receivable, furniture, fixtures and equipment, and all other assets of the Company to the extent not encumbered.

                          AMERICAN HEALTHCHOICE, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




For the first quarter the Company issued 38,700 shares of common stock in connection with an amendment to several notes. The Company issued 2,500 shares of common stock to a new Board member for agreeing to serve on the Company's Board.


6.     PENDING ACQUISITIONS:

The Company has entered into letters of intent to acquire various companies from time to time. These potential acquisitions are subject to due diligence, further negotiations, execution of definitive agreements and the success of the Company to obtain additional funds (total or partial) for the acquisition price. Due to the Company's operating losses and an inability to generate sufficient cash flows from operations, the Company has determined to delay this acquisition process.


7.     LEGAL PROCEEDINGS:

Approximately $600,00 in Medicaid accounts receivable of the Company were not filed timely with the state of Texas and have been rejected for payment. The Company has submitted such claims for payment and has been granted an administrative hearing. In February, both sides agreed to defer the hearing to seek alternate means of resolution.


The seller of Peachtree Medical Center Northside clinic has alleged contract default by the Company and is claiming all rights to this clinic. The seller has taken possession of the clinic to the exclusion of the Company. The Company is attempting to pursue alternative dispute resolutions prior to instituting legal action to protect the Company's assets.


The Company has received notice that a shareholder is considering possible legal action against the Company due to alleged material changes reported in the Form 10-QSB for the period ending July 31, 1996 as compared to the Form 10-KSB for fiscal year 1996. The same shareholder has made similar representations with regard to investing in the November 1996 private placement.

The Company is not involved in any other material litigation nor is management aware of any other pending litigation that would substantially impact the Company's financial position.


8.     SUBSEQUENT EVENTS:

The Company's Board of Directors on March 6, 1997 accepted the resignations of its Vice President of Operations, Mr. Jon A. Sommerhauser and its Chief Financial Officer, Mr. C. Dean York. Mr. Jay Stucki, currently in-house counsel for the Company, is serving as the interim CFO. The changes were partly done as a move to cut overhead at Company headquarters and regain investor confidence in the Company turnaround.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal years ended September 30, 1996 and September 30, 1995 and the Company's unaudited consolidated financial statements and notes thereto for the three months ended December 31, 1996 and 1995, included elsewhere in this document.

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

       As of December 31, 1996, the Company owned 27 clinics in three states:
Texas, Louisiana, and Georgia. The following chart details the clinics, location, metropolitan areas served, services provided and date acquired or commenced operation by the Company.

                                                    METROPOLITAN AREA
CLINIC                             LOCATION              SERVED            SERVICES PROVIDED         DATE ACQUIRED
------                             --------              ------            -----------------         -------------
North East MediClinic*          San Antonio, TX        San Antonio         primary medical care           12/95

Nationwide Sports &             Katy, TX               Houston             physical therapy               10/94
  Injury

United Health Services          Katy, TX               Houston             chiropractic                   10/94

Nationwide Sports &             San Antonio, TX        San Antonio         physical therapy               7/94
  Injury

United Health Services          San Antonio, TX        San Antonio         chiropractic                   7/94

Nationwide Sports &             San Antonio, TX        San Antonio         physical therapy               10/94
  Injury

United Health Services          San Antonio, TX        San Antonio         chiropractic                   10/94

Nationwide Sports &             San Antonio, TX        San Antonio         physical therapy               10/94
  Injury

United Health Services          San Antonio, TX        San Antonio         chiropractic                   10/94

Peachtree Corners               Norcross, GA           Atlanta             primary medical care,          9/95
Medical Center                                                             urgent care

San Pedro MediClinic            San Antonio, TX        San Antonio         primary medical care           10/94

South Bexar MediClinic*         San Antonio, TX        San Antonio          primary medical care,         1/95
                                                                                                          urgent care

South Cross MediClinic          San Antonio, TX        San Antonio          urgent care, primary          12/95
                                                                                                          medical care

United Chiropractic             New Orleans, LA        New Orleans          chiropractic                  7/94
New Orleans East

United Chiropractic             New Orleans, LA        New Orleans          chiropractic                  7/94
Uptown

Peachtree Medical Center        Atlanta, GA            Atlanta              internal medicine             2/96
of Northside ***

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

Valley Family Health            McAllen, TX            McAllen              chiropractic                  1/96
Center

Valley Family Health            Weslaco, TX            Weslaco              primary medical care          7/96
Center

University MediClinic *         College Station, TX    College Station      primary medical care          7/96

ACME Brownsville                Brownsville, TX        Rio Grande Valley    chiropractic                  7/96
Chiropractic

Corpus Christi Medical *        Corpus Christi, TX     Corpus Christi       primary medical care          8/96

Weslaco Medical *               Weslaco, TX            Corpus Christi       primary medical care          7/96

Corpus Christi Rehabilitation   Corpus Christi, TX     Corpus Christi       primary medical care          6/96

SouthMost Medical Clinic        Brownsville, TX        Rio Grand Valley     primary medical care          9/96


*    Clinics closed in January 1997.

** It is anticipated that Peachtree Medical Center of Windy Hill will be closed in February 1997.

*** The seller of this clinic has alleged contract default by the Company and is claiming all rights to this clinic. The seller has taken possession of the clinic to the exclusion of the Company. The Company is attempting to pursue alternative dispute resolutions prior to instituting legal action to protect the Company's assets.

RESULTS OF OPERATIONS

Comparison of three months ended December 31, 1996 to three months ended December 31, 1995

For the three months ended December 31, 1996, net revenues amounted to $2,530,000 compared to $2,716,000 for the same period in 1995. This decrease in net revenues is related to the increase in the provision on gross services to 38% compared to 36% for the same period in 1995. This increased the provision by $335,000 as compared to 1995. The increase in operating costs for the three months ended December 31, 1996 were the result of increased activity within the Company as new clinics were acquired and started up and the higher costs of operating medical clinics as compared to chiropractic clinics. The Company's revenues during fiscal 1996 were derived from delivery of chiropractic and medical services, 49% and 51%, respectively, and for the three-month period ending December 31, 1996, 49% and 51%, respectively.

The Company's operations are labor intensive with salaries and benefits comprising the single largest item in operations. Payroll costs increased from $698,000 for the three months ended December 31, 1995 compared to $2,460,000 for the three months ended December 31, 1996. This increase reflects the increased cost of physician compensation and the addition of new clinics. After discovery of the decrease in net revenues, the Company immediately began to adjust staffing levels and clinic operations.

The Company has continued its transition from the chiropractic to the primary care medical services business; however, this has had a significant impact on the profitability of the Company given the higher operating costs and lower margins of the physician practices acquired by the Company. As a result, the decrease in net revenues during the three-month period ended December 31, 1996 has not resulted in a corresponding increase in net income. The Company intends to adjust the number of employees at the medical clinics and to renegotiate physician contracts to establish a more acceptable level of physician and staff costs in relation to revenues produced in those clinics. Clinics that were not deemed to be profitable in the immediate future were closed or sold.

General and administrative expenses increased from $1,079,000 for the three months ended December 31, 1995 to $1,506,000 for the three months ended December 31, 1996. This increase is primarily due to management expenses during the three months ended December 31, 1996 and increased operating cost related to the Georgia clinics. During the second quarter of fiscal 1997 the Company will implement operational changes intended to return the Georgia clinics to profitability. Similarly, personnel and operations at the Company headquarters were evaluated and the appropriate cuts made. The Company is continuing efforts to reduce costs and boost revenues.



LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1996, the Company had cash and working capital of $334,000 and $4,263,000, respectively. The Company's primary current asset is accounts receivable which represents amounts due from patients for services rendered. Approximately 77% of the Company's accounts receivable at December 31, 1996 represent receivables from the delivery of chiropractic services, of which the majority represent personal injury claims which are typically collected once the lawsuit or claim to which they relate is settled. As a result, the Company's collections on personal injury claims are often more than a year after the services are rendered. This extended collection period can and does cause cash flow difficulties because of the growth in the number of chiropractic clinics the Company operates and the acquisitions the Company has consummated. Approximately 49% of revenues during the three-month period ended December 31, 1996 were derived from chiropractic services.

The Company generally acquires clinics by cash payment, installment purchase financing and the issuance of Common Stock of the Company. The Company then relies upon increases in revenues or decreases in operating costs of the clinics, or a combination thereof, to repay the installment financing.

The Company is dependent on the revenues from its existing clinics to fund the Company's working capital requirements, including the payment of approximately $1,800,000 of debt associated with the acquisition of its existing clinics. Because of the higher than expected operating costs and the reduction in collectability of clinic receivables, the Company has experienced difficulties in making timely payments on its debt requirements and trade payables. During March of 1997, the company has entered into an agreement with its investment banker to arrange short-term funding and a private placement ranging from two to three million dollars, to be funded in the next sixty to ninety days. The private placement could be affected by changing market conditions.

In November and December 1996, the Company obtained $2,200,000 in a private placement of promissory notes. The notes bear interest at 10% and are due the earlier of twelve months after the final closing of the private placement or the closing of a public offering of the Company's equity securities which produces gross proceeds of at least $10 million. The Company issued 198,000 shares of its common stock to the note holders at a cost of $.001 per share. The notes are collateralized by accounts receivable, furniture, fixtures and equipment, and all other assets of the Company to the extent not encumbered.

In December 1996, the Company completed a $1.5 million revolving credit facility with a financial institution. Advances under this facility are limited to the borrowing base as defined in the agreement and are collateralized by substantially all of the Company's accounts receivable. Advances outstanding under the revolving credit facility accrue interest at prime plus 3%. The facility terminates on December 30, 1998 and is renewed for consecutive one year terms thereafter unless the Agreement is terminated. The revolving credit facility agreement contains covenants which requires, among other things, the Company maintain a minimum tangible net worth of $5,000,000. The Company is currently in default of this minimum tangible net worth requirement. The Company is currently in negotiations to terminate this arrangement.

In March 1996, the Company entered into an agreement with an investment group whereby the group was granted the option to purchase up to four options to acquire the Common Stock of the Company under the following summarized terms:

Payable 10                        Non-Refundable                              Total                          Lowest
 Days From                           Option Fee,                             Exercise                       Possible
Closing and                     Credited To Price                            Price (i.e.,                   Exercise
90 Days Each                     Upon Exercise                             Before Credit)                 Price/Share
------------                    ---------------                            --------------                 -----------
March 18, 1996                  $         100,000                          $    750,000                   $       2.25
June 18, 1996                   $         100,000                          $    750,000                   $       4.90
September 18, 1996              $         100,000                          $    750,000                   $       4.90
December 18, 1996               $         100,000                          $    750,000                   $       4.90
                                -----------------                          ------------


Totals                          $         400,000                          $  3,000.000

The first option was exercised in May 1996 and 333,333 shares of common stock were issued for $750,000. The second option was exercised in August 1996 and 102,041 shares of common stock were issued for $500,000. The third option was exercised in September 1996 and 99,277 shares of common stock were issued for $486,457. In addition, $100,000 was received in September 1996 to acquire the fourth option. Under the terms of the second, third and fourth options, the options are exercisable over the 24-month period following the acquisition of the option. As of September 30, 1996, under the terms of the second, third and fourth options, the investment group has the right to purchase an additional 257,865 shares of the Company's common stock at $4.90 per share. In December 1996, $43,750 was received related to the third and fourth options. The shares were issued in February 1997. To the extent an option is not purchased, then all rights to the remaining options are forfeited. The Company has granted registration rights to all of the shares issued and to be issued in connection with this transaction.

                          PART II.  OTHER INFORMATION


              ITEM 1.       Legal Proceedings

Approximately $600,00 in Medicaid accounts receivable of the Company were not filed timely with the state of Texas and have been rejected for payment. The Company has submitted such claims for payment and has been grated an administrative hearing. In February, both sides agreed to defer the hearing to seek alternate means of resolution.


The seller of Peachtree Medical Center Northside clinic has alleged contract default by the Company and is claiming all rights to this clinic. The seller has taken possession of the clinic to the exclusion of the Company. The Company is attempting to pursue alternative dispute resolutions prior to instituting legal action to protect the Company's assets.


The Company has received notice that a shareholder is considering possible legal action against the Company due to alleged material changes reported in the Form 10-QSB for the period ending July 31, 1996 as compared to the Form 10-KSB for fiscal year 1996. The same shareholder has made similar representations with regard to investing in the November 1996 private placement.

The Company is not involved in any other material litigation nor is management aware of any other pending litigation that would substantially impact the Company's financial position.



              ITEM 2.       Changes in Securities

                            None


              ITEM 3.       Defaults Upon Senior Securities

                            Not Applicable


              ITEM 4.       Submission of Matters to a Vote
                            of Security Holders

                            Not Applicable


              ITEM 5.       Other Information

The Company's Board of Directors on March 6, 1997 accepted the resignations of its Vice President of Operations, Mr. Jon A. Sommerhauser and its Chief Financial Officer, Mr. C. Dean York. Mr. Jay Stucki, currently in-house counsel for the Company, is serving as the interim CFO. The changes were partly done as a move to cut overhead at Company headquarters and regain investor confidence in the Company turnaround.

              ITEM 6.       Exhibits and Reports on Form 8-K

                            Included by reference

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   American HealthChoice, Inc.
                                   ---------------------------
                                   (Registrant)


Date:  March 14, 1996              By:    /s/ Dr. Joseph Wesley Stucki, D.C.
                                      --------------------------------------
                                      Dr. Joseph Wesley Stucki, D.C.
                                      Chairman of the Board and President



Date:  March 14, 1996              By:   /s/ Randy Johnson
                                      ---------------------------------------
                                      Randy Johnson
                                      Assistant Secretary