Form 10QSB
period 1997-03-31
AMERICAN HEALTHCHOICE INC /NY/
filed 1997-05-15
CIK 854862

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                  FORM 10-QSB


[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
              ACT OF 1934
              For the Quarterly Period Ended March 31, 1997

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
              ACT OF 1934


                       Commission File Number 33-30677-NY


                          AMERICAN HEALTHCHOICE, INC.
       -----------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)



               New York                                   11-2931252
     -------------------------------                   -------------------
     (State or Other Jurisdiction of                   (I.R.S. Employer
     Incorporation or Organization)                    Identification No.)

1300 West Walnut Hill Lane, Suite 275, Irving, Texas                75038
-----------------------------------------------------             -----------
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

         Yes [X]            No [ ]

         As of March 31, 1997, there were outstanding 7,653,123 shares of the issuer's Common Stock, par value $.001 per share.

Transitional Small Business Disclosure Format

         Yes [ ]            No [X]

                          AMERICAN HEALTHCHOICE, INC.

                    QUARTERLY REPORT ON FORM 10-QSB FOR THE
                          QUARTER ENDED MARCH 31, 1997




                                     INDEX

                                                                                                             PAGE
PART I.  FINANCIAL INFORMATION                                                                              NUMBER
                                                                                                            ------

         ITEM 1.     Condensed Consolidated Balance Sheets....................................................F-3

                     Condensed Consolidated Statements of Income..............................................F-4

                     Condensed Consolidated Statements of Cash Flows..........................................F-5

                     Notes to Condensed Consolidated Financial Statements.....................................F-6

         ITEM 2.     Management's Discussion and Analysis of Results of Operation
                              and Financial Condition.........................................................F-11

PART II.  OTHER INFORMATION

         ITEM 1.     Legal Proceedings........................................................................F-15

         ITEM 2.     Changes in Securities ...................................................................F-15

         ITEM 3.     Defaults Upon Senior Securities..........................................................F-15

         ITEM 4.     Submission of Matters to a Vote of Securities Holders....................................F-15

         ITEM 5.     Other Information........................................................................F-15

         ITEM 6.     Exhibits and Reports on Form 8-K.........................................................F-15

SIGNATURES....................................................................................................F-16

                         PART I. FINANCIAL INFORMATION


ITEM I.  FINANCIAL STATEMENTS

                          AMERICAN HEALTHCHOICE, INC.
                                AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                               September 30,      March 31,
                                                                                                    1996            1997
                                                                                                ------------    ------------
                                                                                                                 (unaudited)
                                    ASSETS
CURRENT ASSETS:
   Cash                                                                                         $    159,166    $    140,341
   Accounts receivable, less allowance for doubtful accounts of $5,480,389
        in 1996 and $7,584,188 in 1997                                                             7,926,609       8,349,045
   Advances due from an affiliate and stockholders                                                   498,095         525,695
   Advances to physicians and employees                                                               47,104          60,030
   Income tax receivable                                                                              22,000          22,000
   Current portion of note receivable from stockholder                                                54,000          54,000
   Other current assets                                                                               97,173         180,538
                                                                                                ------------    ------------
            Total current assets                                                                   8,804,147       9,331,649

NOTE RECEIVABLE FROM STOCKHOLDER, less current portion                                               216,000         135,710

PROPERTY AND EQUIPMENT, net                                                                        1,259,298       1,599,279

GOODWILL, net                                                                                        633,000         460,556

OTHER ASSETS                                                                                          14,949         106,701
                                                                                                ------------    ------------

            Total assets                                                                        $ 10,927,394    $ 11,633,895
                                                                                                ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of notes payable, including $176,719 due to a stockholder in 1996 and 1997   $  1,799,958    $  3,889,847
   Current portion of capital lease obligations                                                      305,444         305,444
   Advances from stockholders                                                                        145,781         145,781
   Accrued payroll and payroll taxes                                                                 322,062         324,451
   Accounts payable and accrued expenses                                                           1,228,516       1,432,272
   Deferred income taxes                                                                             807,783            --
                                                                                                ------------    ------------
            Total current liabilities                                                              4,609,544       6,097,795

NOTES PAYABLE, less current portion                                                                1,040,741         829,672

CAPITALIZED LEASE OBLIGATIONS, less current portion                                                   64,876         369,080

STOCKHOLDERS' EQUITY:
   Preferred stock, $.001 par value; 5,000,000 shares authorized; none issued                           --              --
   Common stock option                                                                               100,000          12,498
   Common stock subscription payable                                                                  78,527          78,535
   Common stock, $.001 par value; 115,000,000 shares authorized; 7,232,692
        shares issued and outstanding in 1996 and 7,653,123 in 1997                                    7,232           7,653
   Additional paid-in capital                                                                      5,327,256       6,693,810
   Retained earnings                                                                                (300,782)     (2,455,148)
                                                                                                ------------    ------------
            Total stockholders' equity                                                             5,212,233       4,337,348
                                                                                                ------------    ------------

            Total liabilities and stockholders' equity                                          $ 10,927,394    $ 11,633,895
                                                                                                ============    ============

                          AMERICAN HEALTHCHOICE, INC.
                                AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                      Three Months Ended            Six Months Ended
                                                          March 31,                     March 31,
                                                     1996           1997           1996           1997
                                                  -----------    -----------    -----------    -----------
                                                  (unaudited)     (unaudited)    (unaudited)    (unaudited)
NET PATIENT REVENUES                              $ 2,906,838    $ 2,689,613    $ 5,684,187    $ 5,220,236
OPERATING EXPENSES:
   Compensation and benefits                        1,410,669      2,354,336      2,497,466      4,814,629
   Advertising                                        127,989        138,400        323,028        319,742
   Depreciation and amortization                       30,018        117,278         47,459        229,325
   General and administrative, including
        management fees and other
        expenses paid to related parties
        of $96,000
        for the six months
        ended March 31, 1997; and 65,000
        for the six months ended March 31, 1996       947,273      1,319,160      1,622,994      2,818,689
                                                  -----------    -----------    -----------    -----------

            Total operating expenses                2,515,949      3,929,174      4,490,947      8,182,385
                                                  -----------    -----------    -----------    -----------

            Income (Loss) before income taxes
                and pro forma income taxes            390,889     (1,239,561)     1,193,240     (2,962,149)

INCOME TAXES:
   Current                                           (343,768)       (38,162)      (133,000)      (110,510)
   Deferred                                           784,961       (240,787)       793,961       (697,273)
                                                  -----------    -----------    -----------    -----------

                                                      441,193       (278,949)       660,961       (807,783)
                                                  -----------    -----------    -----------    -----------

NET INCOME (LOSS) BEFORE
   PRO FORMA  INCOME TAXES                            (50,304)      (960,612)       532,279     (2,154,366)

   Pro forma income tax benefit                      (294,610)          --         (213,496)          --
                                                  -----------    -----------    -----------    -----------
NET INCOME (LOSS) AFTER PRO FORMA
   INCOME TAXES                                   $   244,306    $  (960,612)   $   745,775    $(2,154,366)
                                                  ===========    ===========    ===========    ===========

NET INCOME (LOSS) PER SHARE AFTER
   PRO FORMA INCOME TAXES                         $       .04    $      (.13)   $       .12    $      (.29)
                                                  ===========    ===========    ===========    ===========

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                               6,448,559      7,492,246      6,133,566      7,373,989
                                                  ===========    ===========    ===========    ===========

                          AMERICAN HEALTHCHOICE, INC.
                                AND SUBSIDIARIES


                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                  Six Months Ended
                                                                                                      March 31,
                                                                                              --------------------------
                                                                                                 1996           1997
                                                                                              -----------    -----------
                                                                                              (unaudited)     (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                                 $   532,279    $(2,154,366)
   Adjustments to reconcile net income to cash from operating activities:
        Depreciation and amortization                                                              47,457        229,325
        Gain on write-off of note payable                                                            --          (79,363)
        Common stock issued in connection with financing, capital purchasing and consulting          --          508,081
        Change in assets and liabilities:
            Increase in trade accounts receivable, net                                         (2,041,827)      (422,436)
            Increase in other current assets                                                       (6,023)       347,322
            Increase in deferred taxes                                                            793,961       (807,783)
            Other, net                                                                           (270,875)       194,683
                                                                                              -----------    -----------
                Net cash used in operating activities                                            (945,028)    (2,184,537)
                                                                                              -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Note receivable from stockholder                                                              (270,000)          --
   Cash acquired from acquisitions                                                                 99,434           --
   Cash acquired in Peachtree acquisition                                                        (234,887)          --
   Advances to physicians and other receivables, net                                              (33,735)       (66,963)
   Purchases of property and equipment                                                           (101,136)      (528,655)
   Other, net                                                                                    (207,670)       160,000
                                                                                              -----------    -----------
                Net cash used in investing activities                                            (747,994)      (435,618)
                                                                                              -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from bridge loan                                                                         --        2,200,000
   Payments on notes payable and capital leases                                                   (77,212)      (186,163)
   Proceeds from sale of common stock                                                           1,683,477           --
   Proceeds from sale of stock option                                                             100,000         43,750
   Proceeds from credit revolver                                                                     --          354,744
   Write-off of note payable                                                                         --         (166,361)
   Common stock issued for capital additions                                                         --           51,156
   Capital lease increase                                                                            --          304,204
   Contributions by members of Valley Family Health Center, L.L.C                                    --             --
   Dividends paid to members of Valley Family Health Center, L.L.C                               (140,768)          --
   Cash advances from (to) stockholders, net                                                      (54,493)          --
                                                                                              -----------    -----------

                Net cash provided by financing activities                                       1,511,004      2,601,330
                                                                                              -----------    -----------

DECREASE IN CASH                                                                                 (182,018)       (18,825)

CASH, beginning of period                                                                         584,184        159,166
                                                                                              -----------    -----------

CASH, end of period                                                                           $   402,166    $   140,341
                                                                                              ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
   Net liabilities purchased                                                                  $  (893,931)   $      --
   Stock issued for financing charges                                                                --          189,875
   Stock issued for clinic                                                                           --           51,156
   Stock issued for consulting                                                                       --           24,500
   Stock subscription related to bridge loan                                                         --          970,200
                                                                                              -----------    -----------
                                                                                              $  (893,931)   $ 1,235,731
                                                                                              ===========    ===========

                          AMERICAN HEALTHCHOICE, INC.

                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.  ORGANIZATION AND BUSINESS:

American HealthChoice, Inc. and subsidiaries (the Company) consists of a parent company and twenty-one clinics providing physical therapy, chiropractic and medical services in San Antonio and Houston, Texas, New Orleans, Louisiana and Atlanta, Georgia, and one clinic providing diagnostic services in San Antonio, Texas. Substantially all of the Company's revenues are derived from chiropractic, physical therapy and medical services provided to individuals living in the vicinity of the clinics.

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


2.  BASIS OF PRESENTATION:

The accompanying condensed consolidated financial statements have been prepared by the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the disclosures made are adequate to make the information presented not misleading, and the condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1997, results of operations for the three months and six months ended March 31, 1997 and 1996 and cash flows for the six months ended March 31, 1997 and 1996.

The results of operations for the six months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year. It is suggested that the March 31, 1997 financial information be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB dated September 30, 1996.


3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Net Patient Revenues - Revenue is recognized upon performance of services. Substantially all of the Company's revenues are derived from personal injury claims, claims filed on major medical policies, worker's compensation policies and Medicare or Medicaid. Allowances for doubtful accounts and contractual allowances are maintained at levels considered appropriate by management based upon historical charge-off experience and other factors deemed pertinent by management.

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

                          AMERICAN HEALTHCHOICE, INC.

                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



4.  ACQUISITIONS:

The Company acquired Peachtree Corners Medical Center (Peachtree) on September 22, 1995 in exchange for cash, common stock, the assumption of certain liabilities and promissory notes due the seller. Peachtree is a medical, clinical and urgent care center located in Atlanta, Georgia. The amount paid for Peachtree totaled $1,113,000 as follows: Cash - $100,000; 25,000 shares of common stock - $75,000; liabilities assumed - $287,000 and notes due the seller totaling $651,000. The acquisition was accounted for under the purchase method of accounting and resulted in goodwill of $651,000, which is being amortized over 20 years on the straight-line method. During fiscal 1996, the Company wrote down the goodwill related to the Peachtree acquisition by $401,000.

During the second quarter of fiscal 1996, the Company acquired 100% of the ownership interest of Valley Family Health Center, L.L.C. (a chiropractic clinic) for 360,000 shares of its common stock. This acquisition was accounted for under the pooling of interests method of accounting. Accordingly, the historical financial statements presented herein of the Company have been restated as if the acquisition had occurred on the first day of the periods presented (November 1, 1995).

The Valley Family Health Center, L.L.C. was owned by an individual, who became a consultant to the Company, and a limited liability company equally owned by the Company's chief executive officer and an individual who also became a consultant to the Company.

In March 1996, the Company acquired substantially all of the assets and liabilities of four medical clinics located in and around Atlanta, Georgia (Metropolitan) for $1,564,516, consisting of various trade liabilities, notes payable due physicians assumed by the Company and direct acquisition costs. This acquisition was accounted for on the purchase method of accounting and gave rise to goodwill of $908,225, which is being amortized over 20 years. During fiscal 1996, the Company wrote down the goodwill related to the Metropolitan acquisition by $525,225.

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

Accounts receivable and inventory                                    $    45,000
Land and buildings                                                       165,000
Furniture and fixtures                                                    50,000
                                                                     -----------
                                                                     $   260,000
                                                                     ===========

The poorer than expected 1996 operating results for the Peachtree, Metropolitan and Southcross clinics during fiscal 1996 resulted in an evaluation of related goodwill for possible impairment. The Company evaluated the clinics and determined based on their expected future revenues and cash flows that the goodwill relating to these clinics was impaired. The Company closed one of the Metropolitan clinics on February 28, 1997. Additionally, the Company is in negotiations to transfer the clinic back to the seller. Based on this analysis, the Company wrote down goodwill during fiscal 1996 by $1,054,829. Management believes the remaining carrying value of goodwill will be supported by the anticipated cash flows of the remaining clinics.

                          AMERICAN HEALTHCHOICE, INC.

                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


The Company and the Provider at the Windy Hill Clinic mutually terminated the Provider Agreement in October 1996. The Separation Agreement terminated the Provider Agreement in exchange for forgiveness of a note in the amount of $166,000 and the transfer of leased equipment in the amount of $73,000 to the Company. The Company wrote-off $160,000 of goodwill associated with the clinic. The transaction resulted in a gain of $79,000.


5.  STOCKHOLDERS' EQUITY:

The Company granted an investment group the right to acquire an option to acquire the Company's common stock at specified prices over a defined period of time. The agreement provides for each option to be issued in exchange for $100,000, which amount will be applied to the purchase of common stock, when and if the option is exercised. The following is a summary of the terms of the transaction:

    LAST                        NONREFUNDABLE       POSSIBLE
  OPTION                           FEE TO            TOTAL           EXERCISE
 PURCHASE                          ACQUIRE          EXERCISE           PRICE
    DATE                           OPTION            PRICE           PER SHARE
    ----                           ------            -----           ---------
March 18, 1996                    $ 100,000        $ 750,000          $ 2.25
June 18, 1996                     $ 100,000        $ 750,000          $ 4.90
September 18, 1996                $ 100,000        $ 750,000          $ 4.90
December 18, 1996                 $ 100,000        $ 750,000          $ 4.90

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

                          AMERICAN HEALTHCHOICE, INC.

                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


In November and December 1996, the Company obtained $2,200,000 in a private placement of promissory notes. The notes bear interest at 10% and are due the earlier of twelve months after the final closing of the private placement or the closing of a public offering of the Company's equity securities which produces gross proceeds of at least $10 million. The Company issued 198,000 shares of its common stock to the note holders at a cost of $.001 per share. The notes are collateralized by accounts receivable, furniture, fixtures and equipment, and all other assets of the Company to the extent not encumbered. The cost of arranging the bridge loan was 5% of the loan ($110,000) and 13,750 shares valued at $4.90 per share, an additional cost of $177,000 amortized over the term of the note.

For the first quarter the Company issued 38,700 shares of common stock in connection with an amendment to several notes. The Company issued 2,500 shares of common stock to a new Board member for agreeing to serve on the Company's Board.

The Company sold two (2) 8% Cumulative Convertible Debentures dated April 22, 1997 and April 25, 1997 in the aggregate amount of two million six hundred thousand dollars ($2,600,000) in a Regulation S offering. The Debentures are convertible after 41 days at a conversion price equal to eighty (80%) of the average closing bid price of the shares of common stock of the Company as quoted on NASDAQ for the five (5) trading days preceding the date of conversion. The interest on the note is payable in cash or in kind as shares. The investment banking firm received $318,000 in addition to 400,000 two year warrants at an option price of $3.00. During the interim a bridge loan of $750,000 was advanced to the company by an investor group. The loan was at a rate of 10% annually and as additional compensation for brokering the placement the group received 1,000,000 warrants at 2 3/8. A consultant of the group received 200,000 shares of the Company's common stock as compensation.

The president and CEO of the Company loan $127,000 to the Company on May 13, 1997. The loan bears interest at 10% and is convertible in 90 days at a 15% discount fixed, on date of execution.


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


7. LEGAL PROCEEDINGS:

Approximately $600,00 in Medicaid accounts receivable of the Company were not filed timely with the state of Texas and have been rejected for payment. The Company has submitted such claims for payment and has been granted an administrative hearing. In February, both sides agreed to defer the hearing to seek alternate means of resolution. As of May 12, 1997, the company's claims have been cleared for payment and processing is to begin immediately.


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

                          AMERICAN HEALTHCHOICE, INC.

                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

placement.

The Company is not involved in any other material litigation nor is management aware of any other pending litigation that would substantially impact the Company's financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal years ended September 30, 1996 and September 30, 1995 and the Company's unaudited condensed consolidated financial statements and notes thereto for the three months and six months ended March 31, 1997 and 1996, included elsewhere in this document.

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

         As of March 31, 1997, the Company owned 21 clinics in three states:
Texas, Louisiana, and Georgia. The following chart details the clinics, location, metropolitan areas served, services provided and date acquired or commenced operation by the Company.

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

San Pedro MediClinic          San Antonio, TX    San Antonio       primary medical care       10/94

South Cross MediClinic        San Antonio, TX    San Antonio       urgent care, primary       12/95
                                                                   medical care

United Chiropractic            New Orleans, LA     New Orleans         chiropractic              7/94
New Orleans East

United Chiropractic            New Orleans, LA     New Orleans         chiropractic              7/94
Uptown

Peachtree Medical Center       Atlanta, GA         Atlanta             internal medicine         2/96
of Northside *

Peachtree Medical Center       Conyers, GA         Atlanta             primary medical care      2/96
of Conyers

Peachtree Medical Center       McDonough, GA       Atlanta             primary medical care      2/96
of McDonough

Valley Family Health           McAllen, TX         McAllen             chiropractic              1/96
Center

Valley Family Health           Weslaco, TX         Weslaco             primary medical care      7/96
Center

ACME Brownsville               Brownsville, TX     Rio Grande Valley   chiropractic              7/96
Chiropractic

Corpus Christi Rehabilitation  Corpus Christi, TX  Corpus Christi      primary medical care      6/96

SouthMost Medical Clinic       Brownsville, TX     Rio Grand Valley    primary medical care      9/96


* The seller of this clinic has alleged contract default by the Company and is claiming all rights to this clinic. The seller has taken possession of the clinic to the exclusion of the Company. The Company is attempting to pursue alternative dispute resolutions prior to instituting legal action to protect the Company's assets.


RESULTS OF OPERATIONS

Comparison of three months ended March 31, 1997 to three months ended March 31, 1996

For the three months ended March 31, 1997, net revenues amounted to $2,690,000 compared to $2,907,000 for the same period in 1996. This decrease in net revenues is related to the increase in the provision on gross services to 38% compared to 18% for the same period in 1996. This increased the provision by $942,000 as compared to 1996. The overall increase in operating costs for the three months ended March 31, 1997 are the result of increased activity within the Company as new clinics were acquired and new clinics opened and the higher costs of operating medical clinics as compared to chiropractic clinics. The Company's revenues for the second quarter 1997 were derived from 51% delivery of chiropractic services and 49% from medical services, for the three-month period.

The Company's operations are labor intensive with salaries and benefits comprising the single largest item in operations. Payroll costs increased from $1,411,000 for the three months ended March 31, 1996 compared to $2,354,000 for the three months ended March 31, 1997. The Company is adjusting staffing levels and clinic operations at all clinics to reduce payroll costs.

The Company has continued its transition from the chiropractic to the primary care medical services business; however, this has had a significant impact on the profitability of the Company given the higher operating costs and lower margins of the physician practices acquired by the Company. As a result, the small decrease in net revenues during the three-month period ended March 31, 1997 has resulted in a larger decrease in net income. The Company intends to adjust the number of employees at the medical clinics and to renegotiate physician contracts to establish a more acceptable level of physician and staff costs in relation to revenues produced in those clinics. Clinics that were not deemed to be profitable in the immediate future were closed or sold.

General and administrative expenses increased from $947,000 for the three months ended March 31, 1996 to $1,319,000 for the three months ended March 31, 1997. This increase is primarily due to management expenses during the three months ended March 31, 1996 and increased operating cost related to the Georgia clinics. During the second quarter of fiscal 1997 the Company will implement operational changes intended to return the Georgia clinics to profitability. Similarly, personnel and operations at the Company headquarters were evaluated and the appropriate cuts made. The Company is continuing efforts to reduce costs and boost revenues.

Comparison of six months ended March 31, 1997 to six months ended March 31, 1996

For the six months ended March 31, 1997, net revenues amounted to $5,220,000 compared to $5,684,000 for the same period in 1996. This decrease in net revenues is related to the increase in the provision on gross services to 38% compared to 20% for the same period in 1996. This increased the provision by $1,864,000 as compared to 1996. The increase in operating costs for the six months ended March 31, 1996 were the result of the higher operating costs of medical clinics as compared to chiropractic clinics. The Company's revenues for the first half of 1997 were derived from delivery of chiropractic and medical services, 51% and 49%, respectively.

The Company's operations are labor intensive with salaries and benefits comprising the single largest item in operations. Payroll costs increased from $2,497,000 for the six-months ended March 31, 1996 to $4,815,000 for the six months ended March 31, 1997. This increase reflects the increased cost of physician compensation and the addition of new clinics.

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

General and administrative expenses increased from $1,623,000 for the six months ended March 31, 1996 to $2,819,000 for the six months ended March 31, 1997. As a percentage of net patient revenues, general and administrative expense increased from 28.6% for the six months ended March 31, 1996 to 54.0% for the six months ended March 31, 1997. This increase came as a result of the increase in the number of clinics and the higher costs associated with medical clinic operations as opposed to chiropractic clinics. The Company has hired an outside management firm to evaluate clinic operations in Georgia.


LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1997, the Company had cash and working capital of $140,000 and $3,234,000 respectively. The Company's primary current asset is accounts receivable which represents amounts due from patients for services rendered. Approximately 71% of the Company's accounts receivable at March 31, 1997 represent receivables from the delivery of chiropractic services, of which the majority represent personal injury claims which are typically collected once the lawsuit or claim to which they relate is settled. As a result, the Company's collections on personal injury claims are often more than a year after the services are rendered. This extended collection period can and does cause cash flow difficulties because of the growth in the number of chiropractic clinics the Company operates and the acquisitions the Company has consummated. Approximately 51% of revenues during the three-month period ended March 31, 1997 were derived from chiropractic services.

The Company generally acquires clinics by a combination of cash payment, installment purchase financing and the issuance of Common Stock of the Company. The Company then relies upon increases in revenues or decreases in operating costs of the clinics, or a combination thereof, to repay the installment financing.

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

In November and March 1996, the Company obtained $2,200,000 in a private placement of promissory notes. The notes bear interest at 10% and are due the earlier of twelve months after the final closing of the private placement or the closing of a public offering of the Company's equity securities which produces gross proceeds of at least $10 million. The Company issued 198,000 shares of its common stock to the note holders at a cost of $.001 per share. The notes are collateralized by accounts receivable, furniture, fixtures and equipment, and all other assets of the Company to the extent not encumbered.

In December 1996, the Company completed a $1.5 million revolving credit facility with a financial institution. Advances under this facility are limited to the borrowing base as defined in the agreement and are collateralized by substantially all of the Company's accounts receivable. Advances outstanding under the revolving credit facility accrue interest at prime plus 3%. The facility terminates on December 30, 1998 and is renewed for consecutive one year terms thereafter unless the Agreement is terminated. The revolving credit facility agreement contains covenants which requires, among other things, the Company maintain a minimum tangible net worth of $5,000,000. As of May 1, 1997, this revolving credit facility was suspended and assigned to an investment group for a pay down of $50,000 per month. The Company will receive a release of the Collateral Security Agreement after the investment group is paid in full.

The Company sold two (2) 8% Cumulative Convertible Debentures dated April 22, 1997 and April 25, 1997 in the aggregate amount of two million six hundred thousand dollars ($2,600,000) in a Regulation S offering. The Debentures are convertible after 41 days at a conversion price equal to eighty (80%) of the average closing bid price of the shares of common stock of the Company as quoted on NASDAQ for the five (5) trading days preceding the date of conversion. The interest on the note is payable in cash or in kind as shares. The investment banking firm received $318,000 in addition to 400,000 two year warrants at an option price of $3.00. During the interim a bridge loan of $750,000 was advanced to the company by an investor group. The loan was at a rate of 10% annually and as additional compensation for brokering the placement the group received 1,000,000 warrants at 2 3/8. A consultant of the group received 200,000 shares of the Company's common stock as compensation.

The president and CEO of the Company loan $127,000 to the Company on May 13, 1997. The loan bears interest at 10% and is convertible in 90 days at a 15% discount fixed, on date of execution.

In March 1996, the Company entered into an agreement with an investment group whereby the group was granted the option to purchase up to four options to acquire the Common Stock of the Company under the following summarized terms:

     Payable 10                  Non-Refundable             Total             Lowest
     Days From                     Option Fee,            Exercise           Possible
    Closing and                  Credited To Price        Price (i.e.,       Exercise
    90 Days Each                  Upon Exercise          Before Credit)     Price/Share
    ------------                 ---------------         --------------     -----------
    March 18, 1996               $      100,000          $    750,000         $  2.25
    June 18, 1996                $      100,000          $    750,000         $  4.90
    September 18, 1996           $      100,000          $    750,000         $  4.90
    December 18, 1996            $      100,000          $    750,000         $  4.90
                                 --------------          ------------

    Totals                       $      400,000          $  3,000.000

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


                                        American HealthChoice, Inc.
                                        ---------------------------
                                        (Registrant)


Date:  May 14, 1997                     By: /s/ Dr. Joseph Wesley Stucki, D.C.
                                            -----------------------------------
                                            Dr. Joseph Wesley Stucki, D.C.
                                            Chairman of the Board
                                            and President



Date:  May 14, 1997                     By: /s/ Randy Johnson
                                            -----------------------------------
                                            Randy Johnson
                                            Assistant Secretary

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27          -  Financial Data Schedule
