Form 10QSB
period 1997-06-30
AMERICAN HEALTHCHOICE INC /NY/
filed 1997-08-18
CIK 854862

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB


[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                   ACT OF 1934
                  For the Quarterly Period Ended June 30, 1997

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                  ACT OF 1934


                       Commission File Number 33-30677-NY


                          AMERICAN HEALTHCHOICE, INC.
       -----------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)


         New York                                         11-2931252
-------------------------------                       -------------------
(State or Other Jurisdiction of                        (I.R.S. Employer
Incorporation or Organization)                        Identification No.)

1300 West Walnut Hill Lane, Suite 275, Irving, Texas          75038
----------------------------------------------------        ----------
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

         Yes [  ]          No [X]

         As of June 30, 1997, there were outstanding 9,281,913 shares of the issuer's Common Stock, par value $.001 per share.

Transitional Small Business Disclosure Format

         Yes [  ]          No [X]

                          AMERICAN HEALTHCHOICE, INC.

                    QUARTERLY REPORT ON FORM 10-QSB FOR THE
                          QUARTER ENDED JUNE 30, 1997

                                     INDEX

                                                                         PAGE
PART I.  FINANCIAL INFORMATION                                          NUMBER
                                                                        ------

     ITEM 1.   Condensed Consolidated Balance Sheets......................F-3

               Condensed Consolidated Statements of Income................F-4

               Condensed Consolidated Statements of Cash Flows............F-5

               Notes to Condensed Consolidated Financial Statements.......F-6

     ITEM 2.   Management's Discussion and Analysis of Results of
                    Operation and Financial Condition....................F-11

PART II.  OTHER INFORMATION

     ITEM 1.   Legal Proceedings.........................................F-16

     ITEM 2.   Changes in Securities ....................................F-16

     ITEM 3.   Defaults Upon Senior Securities...........................F-16

     ITEM 4.   Submission of Matters to a Vote of Securities Holders.....F-16

     ITEM 5.   Other Information.........................................F-17

     ITEM 6.   Exhibits and Reports on Form 8-K..........................F-17

SIGNATURES...............................................................F-17

                         PART I. FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                          AMERICAN HEALTHCHOICE, INC.
                                AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                September 30,      June 30,
                                                                                    1996             1997
                                                                               ------------      ------------
                                                                                                  (unaudited)
                                     ASSETS
CURRENT ASSETS:
   Cash                                                                        $    159,166      $    491,681
   Accounts receivable, less allowance for doubtful accounts of $5,480,389
        in 1996 and $7,923,123 in 1997                                            7,926,609         8,070,392
   Advances due from an affiliate and stockholders                                  498,095           338,117
Advances to physicians and employees                                                 47,104            80,565
   Income tax receivable                                                             22,000            22,000
   Current portion of note receivable from stockholder                               54,000            54,000
   Other current assets                                                              97,173            77,767
                                                                               ------------      ------------
            Total current assets                                                  8,804,147         9,134,522

NOTE RECEIVABLE FROM STOCKHOLDER, less current portion                              216,000           135,710

PROPERTY AND EQUIPMENT, net                                                       1,259,298         1,517,222

GOODWILL, net                                                                       633,000           454,334

OTHER ASSETS                                                                         14,949           153,889
                                                                               ------------      ------------
            Total assets                                                       $ 10,927,394      $ 11,395,677
                                                                               ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of notes payable, including $176,719 due
       to a stockholder in 1996 and 1997                                       $  1,799,958      $  2,716,675
   Current portion of capital lease obligations                                     305,444            96,609
   Advances from stockholders                                                       145,781           228,135
   Accrued payroll and payroll taxes                                                322,062           162,221
   Accounts payable and accrued expenses                                          1,228,516         1,886,309
   Deferred income taxes                                                            807,783                --
                                                                               ------------      ------------
            Total current liabilities                                             4,609,544         5,089,949

NOTES PAYABLE, less current portion                                               1,040,741           840,411

CAPITALIZED LEASE OBLIGATIONS, less current portion                                  64,876           293,358

STOCKHOLDERS' EQUITY:
   Preferred stock, $.001 par value; 5,000,000 shares
        authorized; none issued                                                          --                --
   Common stock option                                                              100,000            12,498
   Common stock subscription payable                                                 78,527           101,296
   Common stock, $.001 par value; 115,000,000 shares
        authorized; 7,232,692 shares issued and outstanding
        in 1996 and 9,281,913 in 1997                                                 7,232             9,270
   Additional paid-in capital                                                     5,327,256        10,279,208
   Retained earnings                                                               (300,782)       (5,230,313)
                                                                               ------------      ------------
            Total stockholders' equity                                            5,212,233         5,171,959
                                                                               ------------      ------------

            Total liabilities and stockholders' equity                         $ 10,927,394      $ 11,395,677
                                                                               ============      ============

          See accompanying notes to these unaudited interim condensed consolidated financial statements.

                          AMERICAN HEALTHCHOICE, INC.
                                AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME



                                                         Three Months Ended               Nine months Ended
                                                             June 30,                          June 30,
                                                     --------------------------      -----------------------------
                                                       1996            1997             1996              1997
                                                     ----------     -----------      -----------      ------------
                                                    (unaudited)     (unaudited)      (unaudited)       (unaudited)
NET PATIENT REVENUES                                 $3,854,107     $ 2,342,231      $ 9,538,294      $  7,562,467
OPERATING EXPENSES:
   Compensation and benefits                          1,699,631       2,096,411        4,197,097         6,911,040
   Advertising                                          191,674         125,201          514,702           444,943
   Depreciation and amortization                         30,017         100,232           77,476           329,557
   General and administrative, including
        management fees and other expenses
        paid to related parties of $117,000
        for the nine months ended June 30, 1997;
        and $104,000 for the nine months ended
        June 30, 1996                                 1,532,095         966,458        3,155,089         3,058,519
                                                     ----------     -----------      -----------      ------------

            Total operating expenses                  3,453,417       3,288,302        7,944,364        10,744,059
                                                     ----------     -----------      -----------      ------------

            Operating income (loss)                     400,690        (946,071)       1,593,930        (3,181,592)

            Financing costs                                  --       1,829,094               --         2,555,722
                                                     ----------     -----------      -----------      ------------

            Income (Loss) before income taxes
                and pro forma income taxes              400,690      (2,775,165)       1,593,930        (5,737,314)

INCOME TAXES:
   Current                                              144,248              --           11,248          (110,510)
   Deferred                                                  --              --          793,961          (697,273)
                                                     ----------     -----------      -----------      ------------
                                                        144,248              --          805,209          (807,783)

NET INCOME (LOSS) BEFORE
   PRO FORMA  INCOME TAXES                              256,442      (2,775,165)         788,721        (4,929,531)
   Pro forma income tax benefit                              --              --         (213,496)               --
                                                     ----------     -----------      -----------      ------------
NET INCOME (LOSS) AFTER PRO FORMA
   INCOME TAXES                                      $  256,442     $(2,775,165)     $ 1,002,217      $ (4,929,531)
                                                     ==========     ===========      ===========      ============

NET INCOME (LOSS) PER SHARE AFTER
   PRO FORMA INCOME TAXES                            $      .04     $      (.36)     $       .15      $       (.65)
                                                     ==========     ===========      ===========      ============

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                                 6,624,150       7,947,055        6,767,667         7,619,971
                                                     ==========     ===========      ===========      ============


          See accompanying notes to these unaudited interim condensed consolidated financial statements.

                          AMERICAN HEALTHCHOICE, INC.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Nine months Ended
                                                                                  June 30,
                                                                        ----------------------------
                                                                            1996             1997
                                                                        -----------      -----------
                                                                         (unaudited)      (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                    $ 1,002,216      $(4,929,531)
   Adjustments to reconcile net income to cash from
   operating activities:
        Depreciation and amortization                                        62,474          329,557
        Gain on forgiveness of debt                                              --          (79,363)
        Common stock issued in connection with financing,
        capital purchasing and consulting                                        --        2,438,517
        Change in assets and liabilities:
            Increase in trade accounts receivable, net                   (3,536,143)        (143,783)
            Increase in other current assets                                (46,776)         186,592
            Increase in deferred taxes                                      844,836         (807,783)
            Other, net                                                      630,017         (165,266)
                                                                        -----------      -----------
                Net cash used in operating activities                    (1,043,376)      (3,004,699)
                                                                        -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Note receivable from stockholder                                        (216,000)              --
   Cash acquired from acquisitions                                           99,434               --
   Cash acquired in Peachtree acquisition                                  (234,887)              --
   Advances to physicians and other receivables, net                        (59,112)         (33,461)
   Purchases of property and equipment                                     (645,634)        (264,611)
   Other, net                                                               231,054         (138,940)
                                                                        -----------      -----------
                Net cash used in investing activities                      (825,145)        (741,216)
                                                                        -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from bridge loan                                                     --        2,310,000
   Issuance of Convertible Debentures                                            --        2,600,000
   Payments on notes payable and capital leases                            (177,579)      (1,419,063)
   Proceeds from sale of common stock                                     2,433,477               --
   Proceeds from sale of stock option                                       100,000           43,750
   Proceeds from credit revolver                                                 --          354,744
   Write-off of note payable                                                     --         (166,361)
   Common stock issued for capital additions                                     --           51,156
   Dividends paid to members of Valley Family Health Center, L.L.C         (140,768)              --
   Cash advances from (to) stockholders, net                                (54,493)              --
                                                                        -----------      -----------

                Net cash provided by financing activities                   292,116        4,078,430
                                                                        -----------      -----------

INCREASE (DECREASE) IN CASH                                                (182,018)         332,515

CASH, beginning of period                                                   876,300          159,166
                                                                        -----------      -----------

CASH, end of period                                                     $   402,166      $   491,681
                                                                        ===========      ===========


SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
   Net liabilities purchased                                            $  (893,931)     $        --
   Stock issued for financing charges                                            --          189,875
   Stock issued for clinic                                                       --           51,156
   Stock issued for consulting                                                   --           24,500
   Stock issued for Debenture consulting                                         --          437,600
   Stock issued for conversion of Debenture                                      --        3,165,633
   Stock issued for bridge loan fee                                              --           67,375
   Capital lease for equipment                                                   --          304,204
   Stock subscription related to bridge loan                                     --        1,018,710
                                                                        -----------      -----------
                                                                        $  (893,931)     $ 4,954,849
                                                                        ===========      ===========

          See accompanying notes to these unaudited interim condensed consolidated financial statements.

                          AMERICAN HEALTHCHOICE, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND BUSINESS:

American HealthChoice, Inc. and subsidiaries (the Company) consists of a parent company and twenty-two clinics providing physical therapy, chiropractic and medical services in San Antonio and Houston, Texas, New Orleans, Louisiana and Atlanta, Georgia, and one clinic providing diagnostic services in San Antonio, Texas. Substantially all of the Company's revenues are derived from chiropractic, physical therapy and medical services provided to individuals living in the vicinity of the clinics.

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


2.  BASIS OF PRESENTATION:

The accompanying condensed consolidated financial statements have been prepared by the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the disclosures made are adequate to make the information presented not misleading, and the condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1997, results of operations for the three months and nine months ended June 30, 1997 and 1996 and cash flows for the nine months ended June 30, 1997 and 1996.

The results of operations for the nine months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year. It is suggested that the June 30, 1997 financial information be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB dated September 30, 1996.


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

In March 1996, the Company acquired substantially all of the assets and liabilities of four medical clinics located in and around Atlanta, Georgia (Metropolitan) for $1,565,000, consisting of various trade liabilities, notes payable due physicians assumed by the Company and direct acquisition costs. This acquisition was accounted for on the purchase method of accounting and gave rise to goodwill of $908,000, which is being amortized over 20 years. During fiscal 1996, the Company wrote down the goodwill related to the Metropolitan acquisition by $525,000.


Current assets                           $   499,000
Furniture, fixtures and equipment            157,000
                                         -----------
Total assets acquired                        656,000
                                         -----------
Trade liabilities                           (402,000)
Notes payable to physicians               (1,162,000)
                                         -----------
Total liabilities acquired                (1,564,000)
                                         -----------
                                         $  (908,000)
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
                                         --------
                                         $260,000
                                         ========

The poorer than expected 1996 operating results for the Peachtree, Metropolitan and Southcross clinics during fiscal 1996 resulted in an evaluation of related goodwill for possible impairment. The Company evaluated the clinics and determined based on their expected future revenues and cash flows that the goodwill relating to these clinics was impaired. The Company closed one of the Metropolitan clinics on February 28, 1997. Additionally, the seller of Peachtree Medical Center Northside clinic has alleged contract default by the Company and is claiming all rights to this clinic. The seller has taken possession of the clinic to the exclusion of the Company. A suit was filed in federal court by Dr. Bailey. The Company filed a counterclaim which, among other claims, asks the Court to compel arbitration. At the time of this writing, the Company expects a mediation to take place in mid September, and the Company will seek arbitration if the matter is not resolved. Based on this analysis, the Company wrote down goodwill during fiscal 1996 by $1,055,000. Management believes the remaining carrying value of goodwill will be supported by the anticipated cash flows of the remaining clinics.

The Company and the Provider at the Windy Hill Clinic mutually terminated the Provider Agreement in October 1996. The Separation Agreement terminated the Provider Agreement in exchange for forgiveness of a note in the amount of $166,000 and

                          AMERICAN HEALTHCHOICE, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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


5.  STOCKHOLDERS' EQUITY:

The Company granted an investment group the right to acquire an option to acquire the Company's common stock at specified prices over a defined period of time. The agreement provides for each option to be issued in exchange for $100,000, which amount will be applied to the purchase of common stock, when and if the option is exercised. The following is a summary of the terms of the transaction:


     LAST                        NONREFUNDABLE      POSSIBLE
    OPTION                          FEE TO            TOTAL
   PURCHASE                         ACQUIRE         EXERCISE    EXERCISE PRICE
    DATE                            OPTION            PRICE        PER SHARE
   --------                      -------------      ---------   ---------------
March 18, 1996                   $    100,000     $    750,000     $   2.25
June 18, 1996                    $    100,000     $    750,000     $   4.90
September 18, 1996               $    100,000     $    750,000     $   4.90
December 18, 1996                $    100,000     $    750,000     $   4.90

The first option was exercised in May 1996 and 333,333 shares of common stock were issued for $750,000. The second option was exercised in August 1996 and 102,041 shares of common stock were issued for $500,000. The third option was exercised in September 1996 and 99,277 shares of common stock were issued for $486,000. In addition, $100,000 was received in September 1996 to acquire the fourth option. Under the terms of the second, third and fourth options, the options are exercisable over the 24-month period following the acquisition of the option. As of September 30, 1996, under the terms of the second, third and fourth options, the investment group has the right to purchase an additional 257,865 shares of the Company's common stock at $4.90 per share. In December 1996, $44,000 was received related to the third and fourth options. The shares were issued in February 1997. To the extent an option is not purchased, then all rights to the remaining options are forfeited. The Company has granted registration rights to all of the shares issued and to be issued in connection with this transaction.

The Company issued 768,001 shares of common stock during the second quarter of fiscal 1996 in connection with a private placement of its stock. The Company sold 711,111 shares at $2.25 per share and issued 56,890 shares to the placement agent as compensation. The net proceeds of the offering amounted to $1,487,000. Under the terms of the private placement agreement, the Company agreed to file a registration statement with the Securities and Exchange Commission within a specified period of time following the private placement for the purpose of registering such shares. The Company failed to file a registration statement within the period specified and, as a result, was required to issue each holder of the shares sold in the private placement, one share of common stock for every ten shares held by such stockholder. The company issued an additional 142,222 shares in February 1997, in accordance with the provision for not filing.

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

In November and December 1996, the Company obtained $2,310,000 in a private placement of promissory notes. The notes bear interest at 10% and are due the earlier of twelve months after the final closing of the private placement or the closing of a public

                          AMERICAN HEALTHCHOICE, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

offering of the Company's equity securities which produces gross proceeds of at least $10 million. The Company issued 207,900 shares of its common stock to the note holders at a cost of $4.90 per share, a financing cost of $1,019,000 amortized over the term of the note. The notes are collateralized by accounts receivable, furniture, fixtures and equipment, and all other assets of the Company to the extent not encumbered. The cost of arranging the bridge loan was $110,000 in the form of a note payable and 13,750 shares valued at $4.90 per share a value of $67,000, for a combined additional cost of $177,000 amortized over the term of the private placement promissory notes.

For the first quarter the Company issued 38,700 shares of common stock in connection with an amendment to several notes. The Company issued 2,500 shares of common stock to a new Board member for agreeing to serve on the Company's Board.

The Company sold two (2) 8% Cumulative Convertible Debentures dated April 22, 1997 and April 25, 1997 in the aggregate amount of two million six hundred thousand dollars ($2,600,000) in a Regulation S offering. The Debentures are convertible after 41 days at a conversion price equal to eighty (80%) of the average closing bid price of the shares of common stock of the Company as quoted on NASDAQ for the five (5) trading days preceding the date of conversion. The interest on the note is payable in cash or in kind as shares. The investment banking firm received $338,000 in addition to 400,000 two year warrants at an option price of $3.00. During the interim a bridge loan of $750,000 was advanced to the company by an investor group. The loan was at a rate of 10% annually and as additional compensation for brokering the placement the group received 1,000,000 warrants at $2.375. A consultant of the group received 200,000 shares of the Company's common stock as compensation. On June 4, 1997, the Debentures were converted including the accrued interest of $36,000 for 1,414,890 shares of common stock. The average bid price of the shares for the five (5) preceding trading days was $2.31875. The conversion price was $1.855 resulting in an additional financing cost for the third quarter of $530,000. Unamortized prepaid financing costs associated with the Debentures of $646,000 were also recognized in the third quarter.

The president and CEO of the Company loaned $127,000 to the Company on May 13, 1997. The loan bears interest at 10% and is convertible in 90 days at a 15% discount fixed, on date of execution. A financing cost of $23,000 related to the discount was booked in the third quarter of 1997.


6. PENDING ACQUISITIONS:

The Company has no outstanding letters of intent to acquire new companies. From time to time to time the Company does seek acquisitions, however, these potential acquisitions are subject to due diligence, further negotiations, execution of definitive agreements and the success of the Company to obtain additional funds (total or partial) for the acquisition price.


7. LEGAL PROCEEDINGS:

In May of 1997, the Texas Department of Health notified the Company that it would process the previously rejected claims. In June of 1997 the Company estimated these claims would amount to approximately $700,000. The Company is currently reconciling all the processed claims to determine the actual amount recovered for the approximately 13,000 claims.

The seller of Peachtree Medical Center Northside clinic has alleged contract default by the Company and is claiming all rights to this clinic. The seller has taken possession of the clinic to the exclusion of the Company. A suit was filed in federal court by Dr. Bailey. The Company filed a counterclaim which, among other claims, asks the Court to compel arbitration. At the time of this writing, the Company expects a mediation to take place in mid September, and the Company will seek arbitration if the matter is not resolved.

The Company has received notice that a shareholder is considering possible legal action against the Company due to alleged material changes reported in the Form 10-QSB for the period ending July 31, 1996 as compared to the Form 10-KSB for fiscal

                          AMERICAN HEALTHCHOICE, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

year 1996. The same shareholder has made similar representations with regard to investing in the November 1996 private placement. This shareholder has since resolved these issues with the Company at no cost to the Company.

The Company is engaged in litigation with the doctor who managed the Norcross, Georgia clinic. The Company found it necessary to terminate the managing doctor. The managing doctor then filed a claim against the Company for breach of contract and sought an injunction to prevent the Company from enforcing its non-compete clause. The Court declined to enter a temporary restraining order against enforcement of the non-compete clause. The Company filed a counter claim against the doctor primarily for losses the Company sustained while he managed the clinic.

One former doctor and two physicians assistants who worked at the Norcross, Georgia clinic have filed a law suit naming the Company as a codefendant. The one doctor and one of the physicians assistants worked at the clinic prior to the Company purchasing the clinic. The other physicians assistant left the clinic within one year of the Company's purchase. The claim alleges a right to the accounts receivable for patients the doctors treated at the clinic that was collected after the doctors employment ended with the clinic. The Company denies any liability and intends to cross claim against the former managing doctor of the clinic.

The Company is not involved in any other material litigation nor is management aware of any other pending litigation that would substantially impact the Company's financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal years ended September 30, 1996 and September 30, 1995 and the Company's unaudited condensed consolidated financial statements and notes thereto for the three months and nine months ended June 30, 1997 and 1996, included elsewhere in this document.

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

As of June 30, 1997, the Company owned 22 clinics in three states: Texas, Louisiana, and Georgia. The following chart details the clinics, location, metropolitan areas served, services provided and date acquired or commenced operation by the Company.

                                METROPOLITAN AREA
CLINIC                          LOCATION                  SERVED          SERVICES PROVIDED      DATE ACQUIRED
------                          -----------------         ------          -----------------      -------------
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

Valley Family Health                Weslaco, TX            Weslaco               primary medical care               7/96
Center

ACME Brownsville                    Brownsville, TX        Rio Grande Valley     chiropractic                       7/96
Chiropractic

Corpus Christi Rehabilitation       Corpus Christi, TX     Corpus Christi        primary medical care               6/96

SouthMost Medical Clinic            Brownsville, TX        Rio Grand Valley      primary medical care               9/96



 *  See legal notes


RESULTS OF OPERATIONS

Comparison of three months ended June 30, 1997 to three months ended June 30,
1996

For the three months ended June 30, 1997, net revenues amounted to $2,342,000 compared to $3,854,000 for the same period in 1996. This decrease in net revenues is partially related to the increase in the provision on gross services to 38% compared to 27% for the same period in 1996. The 11% increase resulted in an additional $416,000 in the provision. Gross services decreased by $1,500,000, resulting in a $930,000 decrease in net revenue. The decrease is also related to the closing of three clinics and the discontinuing of the medical testing operations. The overall decrease in operating costs for the three months ended June 30, 1997 are the result of the closing of the three medical clinics and overall reductions in staff, contract doctors and operating costs. The Company's revenues for the third quarter 1997 were derived from 53% delivery of chiropractic services and 47% from medical services, for the three-month period.

The Company's operations are labor intensive with salaries and benefits comprising the single largest item in operations. Payroll costs increased from $1,700,000 for the three months ended June 30, 1996 compared to $2,096,000 for the three months ended June 30, 1997. The Company paid an annual bonus to one doctor according to his contract of $175,000, booked in the third quarter of 1997. Benefits insurance increased by $100,000 from third quarter 1996 to the same period 1997. This relates to higher claims in 1997 compared to 1996. The Company is adjusting staffing levels and clinic operations at all clinics to reduce payroll costs.

The Company has continued its transition from the chiropractic to the primary care medical services business; however, this has had a significant impact on the profitability of the Company given the higher operating costs and lower margins of the physician practices acquired by the Company. As a result, the decrease in net revenues during the three-month period ended June 30, 1997 has resulted in a larger decrease in net income. The Company has and is continuing to adjust the number of employees at the medical clinics and to renegotiate physician contracts to establish a more acceptable level of physician and staff costs in relation to revenues produced in those clinics. Clinics that are not deemed to be profitable in the immediate future will be closed or sold.

On June 4, 1997, the Convertible Debentures were converted to stock. As a result $646,000 of prepaid financing costs were recognized in addition to the discount on the conversion price compared to the market price in the amount of $530,000. The total financing costs the for third quarter was $1,829,000.

General and administrative expenses decreased from $1,732,000 for the three months ended June 30, 1996 to $966,000 for the three months ended June 30, 1997. This decrease is primarily due to reduction of management expenses during the three months ended June 30, 1997, reclassifing contract doctors to payroll and decreased operating cost related to the closing of unprofitable clinics and the reductions in staff and operating costs at all clinics. During the second quarter of fiscal 1997 the Company implemented operational changes intended to return the Georgia clinics to profitability. Similarly, personnel and operations at the Company headquarters were evaluated and the appropriate cuts made. The Company is continuing efforts to reduce costs and boost revenues.

Comparison of nine months ended June 30, 1997 to nine months ended June 30,
1996

For the nine months ended June 30, 1997, net revenues amounted to $7,562,000 compared to $9,538,000 for the same period in 1996. This decrease in net revenues is related to the increase in the provision on gross services to 38% compared to 27% for the same period in 1996. This increased the provision by 11% or $1,344,000 as compared to 1996. The increase in operating costs for the nine months ended June 30, 1996 were the result of the higher operating costs of medical clinics as compared to chiropractic clinics. The majority of the clinics responsible for these additional costs were closed in the second quarter of 1997 resulting in the $165,000 reduction in operating costs in the third quarter of 1997. The Company's revenues for the first half of 1997 were derived from delivery of chiropractic and medical services, 51% and 49%, respectively.

The Company's operations are labor intensive with salaries and benefits comprising the single largest item in operations. Payroll costs increased from $4,197,000 for the nine-months ended June 30, 1996 to $6,911,000 for the nine months ended June 30, 1997. This increase reflects the increased cost of physician compensation and the larger staffs required at medical clinics as opposed to chiropractic clinics. During the second and third quarters of 1996 nine new clinics were opened. The costs related to these new clinics caused the increase in the 1997 payroll costs. The Company has closed three unprofitable medical clinics reducing staffing costs and had reduction in staffing levels at other clinics to bring down future payroll costs.

The Company has continued its transition from the chiropractic to the primary care medical services business; however, this has had a significant impact on the profitability of the Company given the higher operating costs and lower margins of the physician practices acquired by the Company. The Company has and is continuing to adjust the number of employees at the medical clinics and to renegotiate physician contracts to establish a more acceptable level of physician and staff costs in relation to revenues produced in those clinics.

General and administrative expenses decreased from $3,355,000 for the nine months ended June 30, 1996 to $3,058,000 for the nine months ended June 30, 1997. As a percentage of net patient revenues, general and administrative expense increased from 35% for the nine months ended June 30, 1996 to 40% for the nine months ended June 30, 1997. This increase came as a result of the increase in the number of clinics and the higher costs associated with medical clinic operations as opposed to chiropractic clinics. The percentage of net patient revenues compared to general and administrative expense for the six months ended March 30, 1997 was 54% compared to the current 40%, a 14% reduction over the third quarter. The Company has a three year agreement with an outside management firm to evaluate clinic operations in Norcross, Georgia.

On June 4, 1997, the Convertible Debentures were converted to stock. As a result $646,000 of prepaid financing costs were recognized in addition to the discount on the conversion price compared to the market price in the amount of $530,000. The total financing costs the for the nine months ended June 30, 1997 was $2,556,000.


LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1997, the Company had cash and working capital of $491,000 and $4,045,000 respectively. The Company's primary current asset is accounts receivable which represents amounts due from patients for services rendered. Approximately 73% of the Company's accounts receivable at June 30, 1997 represent receivables from the delivery of chiropractic services, of which the majority represent personal injury claims which are typically collected once the lawsuit or claim to which they relate is settled. As a result, the Company's collections on personal injury claims are often more than a year after the services are rendered. This extended collection period can and does cause cash flow difficulties because of the growth in the number of chiropractic clinics the Company operates and the acquisitions the Company has consummated. Approximately 53% of revenues during the nine-month period ended June 30, 1997 were derived from chiropractic services.

The Company generally acquires clinics by a combination of cash payment, installment purchase financing and the issuance of Common Stock of the Company. The Company then relies upon increases in revenues or decreases in operating costs of the clinics, or a combination thereof, to repay the installment financing.

The Company is dependent on the revenues from its existing clinics to fund the Company's working capital requirements, including the payment of approximately $1,000,000 of debt associated with the acquisition of its existing clinics. Because of the higher than expected operating costs, the reduction in collectability of clinic receivables and problems with management in the Norcross, Georgia clinic, the Company has experienced difficulties in making timely payments on its debt requirements and trade payables.

In November and December 1996, the Company obtained $2,310,000 in a private placement of promissory notes. The notes bear interest at 10% and are due the earlier of twelve months after the final closing of the private placement or the closing of a public offering of the Company's equity securities which produces gross proceeds of at least $10 million. The Company issued 207,900 shares of its common stock to the note holders at a cost of $4.90 per share, a financing cost of $1,019,000 amortized over the term of the note. The notes are collateralized by accounts receivable, furniture, fixtures and equipment, and all other assets of the Company to the extent not encumbered. The cost of arranging the bridge loan was $110,000 in the form of a note payable and 13,750 shares valued at $4.90 per share a value of $67,000, for a combined additional cost of $177,000 amortized over the term of the private placement promissory notes.


In December 1996, the Company completed a $1.5 million revolving credit facility with a financial institution. The revolving credit facility agreement contains covenants which requires, among other things, the Company maintain a minimum tangible net worth of $5,000,000. As of May 1, 1997, this revolving credit facility, in the amount of $272,000, was suspended and assigned to an investment group for a pay down of $50,000 per month. The Company will receive a release of the Collateral Security Agreement after the investment group is paid in full.

The Company sold two (2) 8% Cumulative Convertible Debentures dated April 22, 1997 and April 25, 1997 in the aggregate amount of two million six hundred thousand dollars ($2,600,000) in a Regulation S offering. The Debentures are convertible after 41 days at a conversion price equal to eighty (80%) of the average closing bid price of the shares of common stock of the Company as quoted on NASDAQ for the five (5) trading days preceding the date of conversion. The interest on the note is payable in cash or in kind as shares. The investment banking firm received $338,000 in addition to 400,000 two year warrants at an option price of $3.00. During the interim a bridge loan of $750,000 was advanced to the company by an investor group. The loan was at a rate of 10% annually and as additional compensation for brokering the placement the group received 1,000,000 warrants at $2.375. A consultant of the group received 200,000 shares of the Company's common stock as compensation. On June 4, 1997, the Debentures were converted including the accrued interest of $36,000 for 1,414,890. The average bid price of the shares for the five (5) preceding trading days was $2.31875. The conversion price was $1.855 resulting in an additional financing cost for the third quarter of $530,000. Prepaid financing costs associated with the Debentures of $646,000 were also recognized in the third quarter.


The president and CEO of the Company loaned $127,000 to the Company on May 13, 1997. The loan bears interest at 10% and is convertible in 90 days at a 15% discount fixed, on date of execution.

In March 1996, the Company entered into an agreement with an investment group whereby the group was granted the option to purchase up to four options to acquire the Common Stock of the Company under the following summarized terms:


     Payable 10                    Non-Refundable                     Total                        Lowest
     Days From                      Option Fee,                      Exercise                     Possible
    Closing and                  Credited To Price                  Price (i.e.,                  Exercise
    90 Days Each                  Upon Exercise                   Before Credit)                 Price/Share
    ------------                 ---------------                  --------------                 -----------
March 18, 1996                     $  100,000                       $  750,000                    $     2.25
June 18, 1996                      $  100,000                       $  750,000                    $     4.90
September 18, 1996                 $  100,000                       $  750,000                    $     4.90
December 18, 1996                  $  100,000                       $  750,000                    $     4.90
                                   ----------                       ----------                    ----------

Totals                             $  400,000                       $3,000.000


The first option was exercised in May 1996 and 333,333 shares of common stock were issued for $750,000. The second option was exercised in August 1996 and 102,041 shares of common stock were issued for $500,000. The third option was exercised in September 1996 and 99,277 shares of common stock were issued for $486,000. In addition, $100,000 was received in September 1996 to acquire the fourth option. Under the terms of the second, third and fourth options, the options are exercisable over the 24-month period following the acquisition of the option. As of September 30, 1996, under the terms of the second, third and fourth options, the investment group has the right to purchase an additional 257,865 shares of the Company's common stock at $4.90 per share. In December 1996, $44,000 was received related to the third and fourth options. The shares were issued in February 1997. To the extent an option is not purchased, then all rights to the remaining options are forfeited. The Company has granted registration rights to all of the shares issued and to be issued in connection with this transaction.

                           PART II. OTHER INFORMATION

                 ITEM 1.         Legal Proceedings

In May of 1997, the Texas Department of Health notified the Company that it would process the previously rejected claims. In June of 1997 the Company estimated these claims would amount to approximately $700,000. The Company is currently reconciling all the processed claims to determine the actual amount recovered for the approximately 13,000 claims.

The seller of Peachtree Medical Center Northside clinic has alleged contract default by the Company and is claiming all rights to this clinic. The seller has taken possession of the clinic to the exclusion of the Company. A suit was filed in federal court by Dr. Bailey. The Company filed a counterclaim which, among other claims, asks the Court to compel arbitration. At the time of this writing, the Company expects a mediation to take place in mid September, and the Company will seek arbitration if the matter is not resolved.

The Company has received notice that a shareholder is considering possible legal action against the Company due to alleged material changes reported in the Form 10-QSB for the period ending July 31, 1996 as compared to the Form 10-KSB for fiscal year 1996. The same shareholder has made similar representations with regard to investing in the November 1996 private placement. This shareholder has since resolved these issues with the Company at no cost to the Company.

The Company is engaged in litigation with the doctor who managed the Norcross, Georgia clinic. The Company found it necessary to terminate the managing doctor. The managing doctor then filed a claim against the Company for breach of contract and sought an injunction to prevent the Company from enforcing its non-compete clause. The Court declined to enter a temporary restraining order against enforcement of the non-compete clause. The Company filed a counter claim against the doctor primarily for losses the Company sustained while he managed the clinic.

One former doctor and two physicians assistants who worked at the Norcross, Georgia clinic have filed a law suit naming the Company as a codefendant. The one doctor and one of the physicians assistants worked at the clinic prior to the Company purchasing the clinic. The other physicians assistant left the clinic within one year of the Company's purchase. The claim alleges a right to the accounts receivable for patients the doctors treated at the clinic that was collected after the doctors employment ended with the clinic. The Company denies any liability and intends to cross claim against the former managing doctor of the clinic.

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


                                      American HealthChoice, Inc.
                                      (Registrant)


Date:  August 14, 1997                By:    /s/ Dr. Joseph Wesley Stucki, D.C.
                                      -------------------------------------
                                             Dr. Joseph Wesley Stucki, D.C.
                                             Chairman of the Board
                                             and President



Date:  August 14, 1997                By:    /s/ Randy Johnson
                                      -------------------------------------
                                            Randy Johnson
                                            Assistant Secretary

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                    DESCRIPTION
------                    -----------

  27               Financial Data Schedule