Form 10KSB
period 1997-09-30
AMERICAN HEALTHCHOICE INC /NY/
filed 1998-01-13
CIK 854862

                ANNUAL REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                     TO THE 1934 ACT REPORTING REQUIREMENTS

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB
                                   (MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     FOR THE TRANSITION PERIOD FROM _______ TO _______

                        COMMISSION FILE NUMBER: 000-26740

                           AMERICAN HEALTHCHOICE, INC.
                           ---------------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

      NEW YORK                                             11-2931252
      (STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

      1300 W. WALNUT HILL LANE, SUITE 275
      IRVING, TEXAS                                         75038
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

                     COMMON STOCK, PAR VALUE $.001 PER SHARE
                                (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO



     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's gross revenues for its most recent fiscal year: $15,763,445 ($9,755,786 net).

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

                                                    Yes____ No____

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          As of January 7, 1998, the Registrant had issued and outstanding 9,870,614 shares of the Registrant's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 30, 1997, was $380,912,282.*

     * Based on the last reported price of an actual transaction in Registrant's common stock on September 30, 1997, and reports of beneficial ownership filed by directors and executive officers of Registrant and by beneficial owners of more than 5% of the outstanding shares of Common Stock of Registrant; however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of Registrant's Common Stock.

                           AMERICAN HEALTHCHOICE, INC.

                                   FORM 10-KSB

                                TABLE OF CONTENTS


                                                                                                                       PAGE
                                                                                                                       ----
                                                           PART I

Item 1.  Business ........................................................................................               4
Item 2.  Description of Property..........................................................................              13
Item 3.  Legal Proceedings ...............................................................................              14
Item 4.  Submission of Matters to a Vote of Security Holders..............................................              14

                                                           PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.........................................              14
Item 6.  Management's Discussion and Analysis of Results
         of Operations ...................................................................................              15
Item 7.  Financial Statements.............................................................................              20
Item 8.  Changes In and Disagreements with Accountants on
         Accounting and Financial Disclosure .............................................................              39

                                                         PART III

Item 9.  Directors, Executive Officers, Promoters and Control
         Persons; Compliance with Section 16(a) of the Exchange Act ......................................              40
Item 10. Executive Compensation...........................................................................              42
Item 11. Security Ownership of Certain Beneficial Owners
         and Management ..................................................................................              44
Item 12. Certain Relationships and Related Transactions...................................................              45
Item 13. Exhibits and Reports on Form 8-K.................................................................              46
SIGNATURES ...............................................................................................              48


                                     PART I

ITEM 1. BUSINESS


                                   THE COMPANY

HISTORY

     American HealthChoice, Inc., a New York corporation formerly known as Paudan, Inc. (together with its subsidiaries, the "Company"), was incorporated on September 14, 1988 and was initially formed with the intent of acquiring a suitable business that management determined had potential for future growth. Until March 1995 the Company had no operations. On March 31, 1995, the Company underwent a comprehensive reorganization by acquiring American HealthChoice, Inc., a Delaware corporation ("American HealthChoice (DE)"), formed in 1993 to organize and acquire primary care medical clinics and to provide, on an ongoing basis, comprehensive management services. At the time of this transaction American HealthChoice (DE) operated six clinics which provided medical, chiropractic and physical therapy services in Texas and Louisiana. The Company acquired American HealthChoice (DE) in a reverse acquisition in exchange for 4,962,000 shares of the Company's $0.001 par value common stock. In connection with the reorganization, the stockholders of American HealthChoice (DE) acquired
91.6 % of the voting shares of the Company. The Company changed its name from Paudan, Inc. to American HealthChoice, Inc. during fiscal year 1995.

GENERAL

     The Company is a medical management organization that acquires, organizes and manages primary care medical clinics and other physician groups. The Company currently owns and provides broad-based management and marketing services to 22 clinics located in Texas, Louisiana and Georgia (4 clinics combine physical therapy clinics at or close to the same location). The Company has primary care clinics in the San Antonio and the Rio Grande Valley (McAllen and Brownsville), Texas, New Orleans, Louisiana, and Atlanta, Georgia metropolitan areas. Additionally, the Company owns one center that provides diagnostic services. The Company plans to expand its existing clinics and add new clinics either through new start-up clinics or the acquisition of existing primary care clinics. The Company will continue to explore expansion of its markets, particularly in areas of existing clinic locations or where networks can be easily developed. See "Management's Discussion and Analysis of Results of Operations."

     At September 30, 1997 the Company had a total of 118 employees. Of this number 74 were employed by the Company's medical clinics, 38 by the chiropractic clinics, and 6 at the Company's corporate office. At September 30, 1996, the Company employed 193 people of which 125 were employed by the medical clinics, 57 by the chiropractic clinics, and 11 by the corporate office.

     Concerns over the accelerating cost of health care have resulted in the increasing prominence of managed care. Managed care involves a third party assuming responsibility for ensuring that health care is provided in a high quality, cost effective manner. The focus on cost-containment has placed small to mid-sized groups and sole medical practices at a significant disadvantage. This results typically from higher operating costs and little purchasing power with suppliers, requiring overhead costs to be spread over a relatively small revenue base. In addition, these practices often lack: (i) the capital to purchase new technologies that can improve quality and reduce costs; (ii) the accounting and quality management systems necessary to allow these physicians to enter into sophisticated managed care risk-sharing contacts with payors; and
(iii) the ability to stay current with federal and state regulations covering such items as hazardous waste and laboratory certifications. Additionally, small to mid-sized groups and sole medical practices often do not have formal ties with other medical providers or the ability to offer coordinated care across a variety of specialties, thus reducing their competitive position relative to larger provider organizations.

     As a result of these changes in the marketplace, physicians are increasingly abandoning traditional private practice in favor of affiliations with larger organizations, such as the Company, which offer skilled management, information systems, managed care contracting, and the integration of ancillary medical services. Many payors and their intermediaries, including governmental entities, health maintenance organizations ("HMOs") and preferred provider organizations ("PPOs"), are increasingly looking to outside primary care providers of health care services to develop and maintain quality management programs and patient care data. In addition, such payors and intermediaries look to share the risk of providing services through arrangements which provide for fixed payments (capitation) for patient care over a specified period of time.

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

     The Company, in the last two fiscal years, sustained significant operating losses. Consequently, the Company (i) evaluated its operations; (ii) began cost cuts; (iii) refocused on profitability of its existing clinics; and (iv) changed its acquisition strategy. See "Management's Discussion and Analysis of Results of Operations."

     The Company's future business strategy is to: (i) become a significant provider of primary health care in each of its market areas by increasing its penetration of HMOs, PPOs, government-sponsored programs, commercial employer groups and individuals; (ii) expand into new geographic markets through a combination of development projects and acquisition efforts, thus providing a network of primary care clinics; (iii) continue its expansion and development of its primary care physician base, thereby creating an integrated provider network with primary care physicians as the centerpiece; (iv) continue vertical integration of primary care medical services to deliver an increasing proportion of covered benefits; and (v) emphasize the use of primary care physicians and Company-owned clinics as critical determinants in providing improved access to cost-effective, quality health care services in its market areas.

     The Company believes that primary care clinics provide the most economies of scale in delivering quality care at the lowest price. A network of 5 to 6 of these types of clinics in a defined geographical area has a substantial advantage over the single autonomous clinic. Such a network of clinics ("Network") would be well positioned to accept full risk contracts from various HMOs in the geographical area.

     The Network is organized to contract with HMOs and other managed care plans (collectively, "Health Plans") to provide a wide range of medical services to members who enroll in programs offered by the Health Plans. Future contracts would also entail capitation contracts. The capitation contracts allow the Network to receive a negotiated fixed fee per Health Plan member to cover all costs of covered services to members assigned to the Network, regardless of the amount or level of services rendered. The Network plans to contract with Health Plans to provide care for members covered under a Medicare Risk Contract, as well as for commercial (under 65 years of age) members. In addition to the capitation revenue, the Network will usually share in surpluses or deficits for other services not covered under the capitation payment. The budgets for hospital and other non-capitated services will be negotiated by the Company on behalf of the Network with Health Plans.

     In order to service the Health Plan contracts, the Network enters into agreements with physicians and other health care providers (collectively, "Providers") to provide medical services to assigned members. These future contracts will generally call for reimbursement to the Provider on a capitated or discounted fee-for-service basis.


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

     The 1998 Medicare Physician Fee Schedule shows a 2.6% increase in primary care services, which is the focus of the Company. Further, non-surgical services will increase by 8.4%. Notably, fees for surgical services will drop by 10.4%.

     Also, effective January 1, 1998, Medicare will allow payment for services performed by nurse practitioners (Nps), physician assistants (PAs), and clinical nurse specialists (CNSs) in all setting permitted by state law. Payment would be equal to 80% of the lessor of the actual charge or 85% of the physician fee schedule.

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

     Typically in the case of large employers, employees can choose among one or more HMO plans as well as a traditional indemnity plan. Employees can usually enroll their spouses and dependents as well. Many times employers will pay for all or nearly all of the cost of covering the employee. Some employers will pay for all of the cost of dependent coverage, while others require the employee to pay for some or all of dependent coverage.

     Employees may enroll in or change Health Plans at the time they become employed, or during an annual "open enrollment" period. At the time an employee chooses a Health Plan, the employee will choose a primary care physician for him or herself and his or her dependents. The primary care physician is responsible for coordinating all the health care needs of members who select such provider, including referrals to specialists and hospitalization. The Health Plan is responsible to provide a full range of health care services to members who choose its plan. The Health Plan controls medical expenses using the same techniques as for Medicare members.

     The Company believes that the future of health care starts with the primary care physician, a main focus of the Company. Upon establishing the patient foundation, a large part of the Company's future success will depend on the Network's profitability, which, in turn, will depend, in large part, on the Company's ability to maximize the Network's revenues and manage the Network's expenses. The Company's strategies that will enable it to achieve these goals are:

     First, continue to establish clusters of primary care clinics that support the Network. Second, one of the Network's major sources of future revenue will be capitation payments from Health Plans. Capitation amounts are subject to negotiation with the Health Plans, and revenues can be enhanced by marketing of the Network to Health Plans that have significant enrollment in the geographic area served by the Network.

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

     The Company is and will utilize a number of strategies to minimize the Network's expenses. These strategies include capitating specialists to the extent feasible, close management of claims processing, monitoring performance and referral patterns of primary care providers and utilization review which requires prior approval for referral to non-capitated specialists and for procedures that are not covered by capitation payments. The ultimate thrust of all of these strategies is to minimize the Network's obligations for referral costs, which can create significant uncertainties and expense for the Network if not closely managed.

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

RECENT DEVELOPMENTS

     Due to the Company's financial problems, the Company has spent much of its efforts over the past year reorganizing, strengthening management, improving clinic revenues, reducing expenses, and reducing short and long term debt. See "Management's Discussion and Analysis of Results of Operations."


     In March 1997, the Company entered into a new investor agreement with Wingate, L.L.C. See Exhibit 10.10 Wingate Agreement. The material portions of the agreement with Wingate called for Wingate to raise a minimum of $2,000,000 dollars and assist with the Company's plan for profitability. Wingate did raise $2.6 million. See "Management's Discussion and Analysis of Results of Operations." In exchange, the Company expanded its board to seven, allowed four board seats for outside directors and issued 1,000,000 warrants at $2.75 to Wingate.

     Four of the board seats are now occupied by outside directors with knowledge of investment banking, management, law, and accounting. Additionally, under the Company's plan for profitability, the Board established a new management team. In March 1997, Dr. J.W. Stucki remained as the Chief Executive Officer. The Chief Financial Officer (CFO), Dean York, and the Chief Operations Officer (COO), Jon Sommerhauser, resigned. In December 1996, Jay R. Stucki, was hired as legal counsel for the Company. Jay R. Stucki then stepped in as interim CFO and in June 1997 he accepted the additional responsibility of the CFO position on a permanent basis. The COO position is still vacant. In August 1997, a new controller, Elena M. Knight, was hired and the former controller was terminated. See "Item 9. Directors, Executive Officers, Promoters and Control Persons."

     In May 1997, the Texas Department of Health notified the Company that it would process claims that were previously rejected. In June of 1997 the Company estimated the gross claims were approximately $700,000 for approximately 13,000 claims. The Company has thus far collected in excess of $400,000.

     In June, the Board authorized the Company to seek new auditors. The Company believed they had retained BDO Seidman as auditors and filed the required 8-K. BDO Seidman felt the Company prematurely filed the 8-K and as a result and prior to any work being conducted, the Company and BDO Seidman agreed not pursue the engagement. In November 1997, the Company then engaged the accounting firm of Lane Gorman Trubitt, LLP, as Company auditors.

     Part of the Company's cost reductions involved closing five primary care clinics in the first and second quarters of fiscal year 1997. These locations were in Weslaco, Bryan College Station, Corpus Christi, San Antonio, Marietta Ga.

     As of September of 1997 the State of Texas implemented new regulations that govern marketing of medical services. Anticipating such changes, the Company adjusted its marketing efforts to ensure compliance and began efforts to diversify its patient base to ensure long term stability.

     In November and December 1996, the Company obtained $2,200,000 in a private placement of promissory notes. The notes bore interest at 10% and were due the earlier of twelve months after the final closing of the private placement or the closing of a public offering of the Company's equity securities which produces gross proceeds of at least $10 million. The Company issued approximately 200,000 shares of its common stock to the note holders at a cost of $.001 per share. The notes were collateralized by accounts receivable, furniture, fixtures and equipment, and all other assets of the Company to the extent not encumbered. These notes were paid in full in September 1997.

     In December 1996, the Company completed a $1.5 million revolving credit facility with a financial institution. The Company drew down $600,000 of this line of credit. As part of the Wingate agreement, the investors purchased the balance due on the revolving line of credit and the line of credit was eliminated. The Company paid down the note each month and in September 1997 the Company paid the balance of the note in full from proceeds of debentures sold under a Regulation S offering.

     In April and September of 1997, the Company sold convertible debentures under a Regulation S offering. The conversion rate is 80% of the last five day trading average of the Company's shares on The Nasdaq SmallCap Market, with a 10% interest rate. The proceeds from these offerings were used for operations and to retire debt including a first quarter $2.2 million private placement of notes and a $600,000 revolving line of credit. See "Management's Discussion and Analysis of Results of Operations."

PENDING ACQUISITIONS

     The Company continually has groups approach the Company about the possibility of merging or being acquired by the Company. Though the Company's efforts are geared towards the current operations, the Company is now looking for opportunities for growth. The Company has entered into letters of intent to acquire various companies from time to time. These potential acquisitions are subject to due diligence, further negotiations, execution of definitive agreements and the success of the Company to obtain additional funds (total or partial) for the acquisition price. Currently, there are no pending acquisitions because management's attention over the last fiscal year was directed at the Company's financial performance.

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

BUSINESS STRATEGY

     The Company's business strategy is as follows:

     Current Profitability. Given the financial losses over the past two years, the Company will continue its efforts to get all of its clinics profitable. Additionally, a planned increase in revenues of profitable clinics will help cover corporate overhead.

     Continued Growth. The Company's goal is to become a significant provider of primary medical care in each of its market areas by increasing its penetration of HMOs, PPOs, government-sponsored programs (Medicare and Medicaid), commercial employer groups and individuals. In addition, the Company intends to expand into new geographic markets through a combination of development projects and acquisition efforts, thus providing a cluster of clinics and related services that provide a single network of primary care for such market areas.

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

MANAGEMENT AND MARKETING SERVICES

     The management and marketing services offered by the Company are designed to assist the clinics in managing, promoting and containing the costs of practices. The Company provides advice and assistance regarding office design, equipment acquisition, marketing and advertising, office management, assistance training, accounting and billing procedures, budgeting, standardized correspondence, and signage.

     The Company believes that the importance of marketing, finance, office administration, and other non-medical activities to the successful primary care practice of medicine has greatly increased in recent years. As a result, the Company believes primary care physician provider clinics have the best economies of scale in delivering quality care at the lowest price. A Network has a substantial advantage over the single autonomous clinic and would have strong potential to accept full risk contracts from various HMO's in the geographical area.

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

     Significant prohibitions against physician referrals were enacted by Congress in the Omnibus Budget Reconciliation Act of 1993. These prohibitions, commonly known as "Stark II," amended prior physician self-referral legislation know as "Stark I" by dramatically enlarging the field of physician owned or physician interested entities to which the referral prohibitions apply. Effective January 1, 1995, Stark II prohibits, subject to certain exemptions, a physician or a member of his immediate family from referring Medicare or Medicaid patients to an entity providing "designated health services" in which the physician has an ownership or investment interest, or with which the physician has entered into a compensation arrangement including the physician's own group practice. The designated health services include radiology and other diagnostic services, radiation therapy services: physical and occupational therapy services, durable medical equipment, parenteral and enteral nutrients, equipment, and supplies, prosthetics, orthotics, outpatient prescription drugs, home health services, and inpatient and outpatient hospital services. The penalties for violating Stark II include a prohibition on payment by these government programs and civil penalties of as much as $15,000 for each violative referral and $100,000 for participation in a "circumvention scheme." The Company believes that its activities are not in violation of Stark I or Stark II. However, the Stark legislation is broad and ambiguous. Interpretative regulations clarifying the provisions of Stark II have not been issued. While the Company believes it is in compliance with the Stark legislation, future regulations could require the Company to modify the form of its relationships with physicians and clinics. Moreover, violation of Stark I or II by the Company's affiliated physician groups could result in significant fines and loss of reimbursement which would adversely affect the Company.

     There are also state and federal civil and criminal statutes imposing substantial penalties, including civil and criminal fines and imprisonment, on health care providers which fraudulently or wrongfully bill governmental or other third party payors for health care services. The federal law prohibiting false billings allows a private person to bring a civil action in the name of the United States government for violations of its provision. The Company believes it is in material compliance with such laws, but there is no assurance that the Company's activities will not be challenged or scrutinized by governmental authorities. Moreover, technical Medicare and other reimbursement rules affect the structure of physician billing arrangements. The Company believes it is in material compliance with such regulations, although regulatory authorities may differ and in such event the Company may have to modify its relationship with physicians and clinics. Noncompliance with such regulations may adversely affect the operation of the Company and subject it to penalties and additional costs.

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


ITEM 2. DESCRIPTION OF PROPERTY

     The Company leases approximately 3,500 square feet in an office building in Irving, Texas at a monthly rent $5,289 for use as its principal headquarters. The Company currently owns a parcel of land in San Antonio, Texas, on which the Company's Southcross clinic is located. The Company anticipates that it may purchase real property incident to the acquisition of clinics in the future.

     The Company also leases, subleases or occupies such clinic facilities for its clinics. The leases have varying terms ranging from month to month to five years with monthly rents from $1,200 to $25,000. Management believes that as practices grow and add services, expanded facilities may be required.

     The Company's monthly rental liability is approximately $85,000 per month.

ITEM 3. LEGAL PROCEEDINGS

     The seller of Peachtree Medical Center Northside clinic has alleged contract default by the Company and is claiming all rights to this clinic. The seller has taken possession of the clinic to the exclusion of the Company. A suit was filed in federal court by the seller, Dr. Bailey. The Company filed a counterclaim which, among other claims, asks the Court to compel arbitration. Mediation did not prove fruitful and as of December 1997 the Company is seeking arbitration. Arbitration is with the American Association of Arbitration, Atlanta Ga., and the case was filed in the United States District Court, Northern District of Georgia, Atlanta Division.

     The Company is engaged in litigation with a service supplier over unpaid invoices. The suit was filed December 31, 1997. The Company believes that a substantial portion of this claim is associated with the Northside clinic litigation. The Company is still researching the merits of this claim. The case is filed in the State District Court, 162nd Judicial District, Dallas County, Tx.

     The Company is engaged in litigation with the doctor who managed the Norcross, Georgia clinic. The Company found it necessary to terminate the managing doctor. The managing doctor then filed a claim against the Company for breach of contract and sought an injunction to prevent the Company from enforcing its non-compete clause. The Court declined to enter a temporary restraining order against enforcement of the non-compete clause. The Company filed a counter claim against the doctor primarily for losses the Company sustained while he managed the clinic. The case is filed in the Superior Court of Gwinnett County, Ga.

     One former doctor and two physicians assistants who worked at the Norcross, Georgia clinic have filed a law suit naming the Company as a codefendant. The one doctor and one of the physician assistants worked at the clinic prior to the Company purchasing the clinic. The other physicians assistant left the clinic within one year of the Company's purchase. The claim alleges a right to the accounts receivable for patients the doctors treated at the clinic that were collected after the doctors' employment ended with the clinic. The Company denies any liability and intends to cross claim against the former managing doctor of the clinic. The case is filed in the Superior Court of Gwinnett County, Ga.

     The Company is not involved in any other material litigation nor is management aware of any pending litigation that would substantially impact the Company's financial position.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended September 30, 1997.



                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Market Price of Common Stock. As of September 30, 1997, there were 9,870,614 shares of Common Stock outstanding, held by approximately 116 holders of record. The Company is obligated to issue approximately 750,000 shares of Common Stock in connection with the September Regulation S offering of capital, however, given that this offering of capital is a convertible debenture based on current market rate, the actual amount of shares issued may change substantially.

     Prior to February 1, 1996, the Common Stock was quoted in the National Quotation Bureau's interdealer system through the NASD "Bulletin Board" under the symbol AHIC. From February 1, 1996, the Common Stock has been listed on The Nasdaq SmallCap Market under the symbol AHIC. According to the National Quotation Bureau, Inc., there are no published quotations for the Common Stock in 1994 and the first quarter of 1995. The following table shows the high and low quotations for Common Stock for each quarter for the period June 30, 1995 through September 30, 1997 based upon information received from the National Quotation Bureau or the Nasdaq Stock Market. Such quotations may represent prices between dealers and may not necessarily include retail markups, markdowns or commissions, and do not represent actual transactions.

                                                 BID PRICE          BID PRICE
QUARTER ENDED                                      HIGH               LOW
-------------                                      ----               ---
June 30, 1995                                      $ 2               $1 3/4
September 30, 1995                                 $ 3 1/2           $3 1/4
December 31, 1995                                  $ 3 1/2           $3 1/8
March 31, 1996                                     $10 5/8           $5 5/8
June 30, 1996                                      $11 1/4           $9 3/8
September 30, 1996                                 $10 5/8           $8 3/8
December 31, 1996                                  $10 3/4           $8 3/4
March 31, 1997                                     $10 3/8           $2 1/4
June 30, 1997                                      $ 4 7/8           $2
September 30, 1997                                 $ 6 1/16          $4 3/4


     Dividends. The Company has paid no cash dividends since its inception, and it is unlikely that any cash dividend will be paid in the future. The declaration in the future of any cash or stock dividends will be at the discretion of the Board depending upon the earnings, capital requirements and financial position of the Company, general economic conditions and other pertinent factors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

GENERAL

     The Company owns 22 clinics, four of which have combined physical therapy clinics in the same location. Additionally, the Company owns one center that provides diagnostic services. The clinics are located in three states: Texas, Louisiana, and Georgia. This is a decrease of five clinics over the prior fiscal year and are noted with an asterisk. The following chart details the clinics, locations, metropolitan areas served, services provided, and date acquired or commenced operation by the Company.



                                                                                METROPOLITAN AREA
CLINIC                              LOCATION                  SERVED            SERVICES PROVIDED         DATE ACQUIRED
------                              --------                  ------            -----------------         -------------
North East MediClinic               San Antonio, TX           San Antonio       primary medical care      12/95

Nationwide Sports & Injury          Katy, TX.                 Houston           physical therapy          10/94
United Health Services              Katy, TX                  Houston           chiropractic              10/94

Nationwide Sports &
  Injury                            San Antonio, TX           San Antonio       physical therapy          7/94
United Health Services              San Antonio, TX           San Antonio       chiropractic              7/94

Nationwide Sports &
  Injury                            San Antonio, TX           San Antonio       physical therapy          10/94
United Health Services              San Antonio, TX           San Antonio       chiropractic              10/94

Nationwide Sports &
  Injury                            San Antonio, TX           San Antonio       physical therapy          10/94
United Health Services              San Antonio, TX           San Antonio       chiropractic              10/94

Corpus Christi Rehab                Corpus Christi, TX        Rio G. Valley     Chiropractic              5/96

San Pedro MediClinic                San Antonio, TX           San Antonio       primary medical care      10/94



South Bexar MediClinic*             San Antonio, TX           San Antonio       primary medical care,     1/95
                                                                                urgent care

Southcross MediClinic               San Antonio, TX           San Antonio       urgent care, primary      12/95
                                                                                medical care

United Chiropractic                 New Orleans, LA           New Orleans       chiropractic              7/94
New Orleans East

United Chiropractic
Uptown                              New Orleans, LA           New Orleans       chiropractic              7/94

Peachtree Medical Center            Atlanta, GA               Atlanta           internal medicine         2/96
of Northside**

Peachtree Corners                   Norcross, GA              Atlanta           primary medical care,     9/95
Medical Center                                                                  urgent care

Peachtree Medical Center            Marietta, GA              Atlanta           internal medicine         2/96
of Windy Hill *

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

Peachtree Medical Center            McDonough, GA             Atlanta           primary medical care      2/96
of McDonough

Valley Family Health                McAllen, TX               McAllen           chiropractic              1/96
Center

Valley Family Health                Weslaco, TX               Weslaco           primary medical care      7/96
Center *

University MediClinic *             College Station, TX       College Station   primary medical care      7/96

ACME Brownsville                    Brownsville, TX           Rio G. Valley     chiropractic              7/96
Chiropractic

Corpus Christi Medical *            Corpus Christi, TX        Rio G. Valley     primary medical care      8/96

Southmost Medical Clinic            Brownsville, TX           Rio G. Valley     primary medical care      9/96

Disability Medicine                 McAllen, TX               McAllen           primary medical care      7/96



*    Clinics closed in second quarter of 1997.
**   Clinic still operating but see "Item 3. Legal Proceedings".


FORWARD-LOOKING INFORMATION

     This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in the report, words such as "anticipate," "believe," "estimate," "expect," "intend," "should," and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties, and assumptions relating to the operations, results of operations, liquidity, and growth strategy of the Company, including competitive factors and pricing pressures, changes in legal and regulatory requirements, interest rate fluctuations, and general economic conditions, as well as other factors described in this report. Should one or more of the risks materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected, or intended.


RESULTS OF OPERATIONS

     The following summary of earnings and related discussion of the results of operations should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this document.

                                                            YEARS ENDED
                                                            SEPTEMBER 30
                                              1995              1996               1997
                                              ----              ----               ----
NET PATIENT REVENUES                      $  6,168,000      $ 10,187,000      $  9,755,786
OPERATING EXPENSE
  Compensation and benefits                  2,567,000         7,489,000         9,160,742
  Advertising and promotion                    233,000           946,000           639,698
  Depreciation and amortization                 81,000           371,000           236,226
  Other expense, net                         1,008,000         4,562,000         6,807,108
  Goodwill impairment                               --         1,055,000                --
                                          ------------      ------------      ------------
TOTAL OPERATING EXPENSES                     3,899,000        14,423,000        16,843,774
                                          ------------      ------------      ------------
Income/(loss) before income taxes (1)        2,279,000        (4,236,000)       (7,087,988)
Income tax benefit/(expense) (1)              (855,000)        1,589,000           760,154
                                          ------------      ------------      ------------
Net income/(loss) (1)                     $  1,424,000      $ (2,647,000)     $ (6,327,834)
                                          ============      ============      ============
Net income/(loss) per share (1)           $       0.25      $      (0.41)     $      (0.78)
                                          ============      ============      ============


(1)Pro forma income taxes were provided in fiscal years 1995 and 1996 to present certain entities that were non-taxable during parts of 1995 and 1996 as if they had been taxable for such years. For presentation purposes, actual and pro forma income taxes (benefit) have been combined.


NET PATIENT REVENUES

     For the twelve months ended September 30, 1997, net revenues were decreased 11.2% to $9,755,786 from $10,187,000 for the same period in 1996. During the first half of fiscal year 1996, the Company acquired five primary care medical clinics in Atlanta, Georgia and one in San Antonio, Texas, which accounts for the increase in fiscal 1996 from fiscal 1995. The Company also formed in 1996 five start-up medical clinics in south Texas. Also, during fiscal year 1996 the Company acquired one chiropractic clinic and opened one new clinic in south Texas. This decrease in net patient revenues from 1996 was a result of the closure of five unprofitable clinics as part of the Company's cost reduction efforts over the past year. The total expenses for the year did not show a decrease due to the high operating costs in the first half of fiscal year 1997.


COMPENSATION AND BENEFITS

     For 1997, compensation and benefits were $9,160,742 compared to $7,489,000 for 1996 or an increase of $1,671,742 or 22.3%. Of such increase, approximately $1,100,000 resulted from full versus partial year operating expenses of clinics acquired in 1996. The balance of the increase relates principally to adoption of FAS 123 for non employee stock options plus normal cost of living increases for existing employees. Fiscal year 1996's compensation and benefits were $7,489,000 compared to $2,567,000 for 1995 or an increase of $4,922,000. Of such increase, approximately $4,300,000 relates to the primary care medical clinics that were acquired in 1996 and the new start-up medical clinics. The balance of the increase related principally to the addition of the two chiropractic clinics in south Texas plus normal cost of living increases for existing employees.

ADVERTISING AND PROMOTION

     For fiscal year 1997, advertising and promotion expense amounted to $639,698 as compared to $946,000 for 1996, representing a decrease of $306,302. This decrease was attributable to a reduction in advertising and promotion of the chiropractic clinics, primarily for telemarketing services. The increase from fiscal 1995 to fiscal 1996 of $713,000 is attributable to an increase in advertising and promotion of the chiropractic clinics, primarily for telemarketing services


DEPRECIATION AND AMORTIZATION

     For fiscal year 1997, depreciation was $236,226 compared to $371,000 for 1996 or a decrease of $134,774. This decrease is attributable to reassessment of the furniture, fixtures and equipment acquired through clinic acquisitions. For fiscal year 1996, depreciation was $371,000 compared to $81,000 for 1995 or an increase of $290,000. This increase is attributable to the purchase of furniture, fixtures and equipment through clinic acquisitions and new start-up formations in 1996. Also included is approximately $60,000 of goodwill amortization for 1996


OTHER OPERATING EXPENSE

     For fiscal year 1997, other operating expense was $6,807,110 as compared to fiscal year 1996 of $4,562,000, for an increase of $2,245,110. The major increase relates to financing costs of $2,138,328. The other expense category includes such cost as: rental expense, medical supplies, insurance, telephone, utilities, legal, travel and acquisition expenses. For fiscal year 1996, other expense was $4,562,000 as compared to fiscal year 1995 of $1,008,000, for an increase of $3,554,000. Approximately $2,500,000 relates to the acquired and newly formed clinics. The balance relates to expense of the new chiropractic clinics acquired and general cost increases.


GOODWILL IMPAIRMENT

     Several of the Company's acquisitions and start-up clinics were unprofitable in 1996 and 1997 and required significant cash to operate.

     During 1996, new members were added to the Company's management team. Based on their review of the Company's operations, particularly its recent acquisitions and newly formed clinics, it was apparent that certain of the new clinics should be closed. In connection with its acquisitions, the Company had recorded goodwill of $1,700,000. Based on current management's assessment, the Company believed it was necessary to write down the goodwill by approximately $1,055,000 in fiscal year 1996. No additional goodwill impairment was required in fiscal year 1997.


OPERATING UNITS OF BUSINESS

     The Company has three primary operating units or cost centers, primary care medical clinics, chiropractic clinics and physical therapy clinics, and the corporate office. The pre-tax profits (losses) of these individual units for 1997 are as follows:


Primary medical                                                  $(1,683,412)
Chiropractic and physical therapy                                  1,004,711
Corporate office:
  Financing & interest costs                                      (2,667,708)
  Loss on debt extinguishment                                       (250,000)
  Amortization of loan acquisition fee                              (970,192)
  Operating expenses                                              (2,521,389)
                                                                 -----------
 Total pre-tax loss                                              $(7,087,990)
                                                                 ===========


     Given the Company's fiscal 1996 and 1997 financial results, the Company must continue its efforts to turn around its clinical operations and streamline corporate overhead to a level where the Company's consolidated operations are profitable.


LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1997 the Company had working capital of $4,707,449. For fiscal year 1997, the Company required cash for operations of $4,273,108. This negative cash flow occurred as a result of negative cash flow at the clinics and an increase in cash requirements of the corporate office. The Company currently has a liquidity problem because of the operational cash short-fall in fiscal year 1997. In addition, the Company has been inadequately capitalized from inception to meet its current operational requirements and to fund its acquisition strategy.

     As of September 30, 1997, the Company had trade payables outstanding of approximately $962,386. As of December 31, 1997, the trade payables decreased to approximately $858,455. Of such amount approximately $691,547 was 90 days or more past due. Approximately half of this amount is tied to three problem vendors that the Company disputes the legitimacy of the amount owed.

The Company is addressing its cash flow and liquidity problems as follows:

     o Reducing all debt as much as possible. With the two capital infusions done this year the Company has paid off all bridge loans, revolving lines of credit, expensed related financing charges, and decreased the accounts payable.

     o    Closed certain unprofitable clinics.

     o Instituted a budgetary process for all clinics and corporate management.

     o Continued reduction of costs at the corporate office and at the clinic levels.

     o Brought in house, legal counsel for the Company and utilized Jay Stucki's law firm, Stucki & Associates, to the extent possible to collect amounts owed to the Company.

     o Began changing clinics over to a new computer system that provides better data management for accounts receivables. Hired three outside agencies to assist in collections.

     o Budget includes hiring of an internal auditor and a collections administrator to stream line cash flow.

     o Terminated the Georgia Clinical Director and hired a professional management company to manage the Company's Norcross clinic.

     o Revamping marketing efforts to ensure compliance and increase patient services.

YEAR 2000 ISSUE

The Company is mindful of the need to insure its information systems are compliant with the Year 2000 Issue. As the Company upgrades and changes its information systems, the Year 2000 Issue will be a part of the Company's evaluation process. The Company expects in its next fiscal year to do a formal review of its information systems to check compliance with the Year 2000 Issue and plan according for any needed adjustments prior to the year 2000.

ITEM 7. FINANCIAL STATEMENTS

                           AMERICAN HEALTHCHOICE, INC.
                                AND SUBSIDIARIES

                                      INDEX

                                                                        PAGE
                                                                        ----
FINANCIAL STATEMENTS:

Independent Auditor Reports                                              21

Consolidated Balance Sheet - September 30, 1997                          23

Consolidated Statements of Operations - Years Ended
         September 30, 1996 and 1997                                     24

Consolidated Statement of Stockholders' Equity - Years
         Ended September 30, 1996 and 1997                               25

Consolidated Statements of Cash Flows - Years Ended
         September 30, 1996 and 1997                                     27

Notes to Consolidated Financial Statements                               28


                          INDEPENDENT AUDITORS' REPORTS




To the Board of Directors
American HealthChoice, Inc.
 and subsidiaries


We have audited the accompanying consolidated balance sheet of American HealthChoice, Inc. and subsidiaries as of September 30, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American HealthChoice, Inc. and subsidiaries as of September 30, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


Lane Gorman Trubitt, L.L.P.
Dallas, Texas
December 24, 1997

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors
American HealthChoice, Inc.

We have audited the accompanying consolidated statement of operations of American HealthChoice, Inc. and subsidiaries and the related consolidated statements of stockholders' equity and cash flows for the year ended September 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of American HealthChoice, Inc., for the year ended September 30, 1996, in conformity with generally accepted accounting principles.

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

HEIN + ASSOCIATES LLP
Houston, Texas
January 17, 1997

                           AMERICAN HEALTHCHOICE, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1997

                                     ASSETS


CURRENT ASSETS:
Cash                                                                                 $  1,123,001
Accounts receivable, less allowance for doubtful accounts of
  $7,239,277                                                                            8,701,643
Advances and notes receivable                                                             340,059
Other current assets                                                                      125,448
                                                                                     ------------
         Total current assets                                                          10,290,151
Property and equipment, net                                                             1,683,706
Goodwill, net                                                                             448,112
Other assets                                                                               15,460
                                                                                     ------------
         Total assets                                                                $ 12,437,429
                                                                                     ============

                                            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt                                                    $    506,827
Current portion of capital lease obligations                                              133,453
Accrued payroll and payroll taxes                                                         266,464
Accounts payable and accrued expenses                                                   1,096,329
Income taxes                                                                               31,629
Convertible Debenture                                                                   3,550,000
                                                                                     ------------
         Total current liabilities                                                      5,584,702
Long-term debt, less current portion                                                      471,465
Capital lease obligations, less current portion                                           311,085
                                                                                     ------------
         Total liabilities                                                              6,367,252

Commitments

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value; 5,000,000 shares authorized;
  none issued -
Common stock, $.001 par value; 115,000,000 shares authorized;
  9,870,614 shares issued and outstanding                                                   9,871
Options to acquire common stock                                                           685,664
Additional paid-in capital                                                             12,003,258
Accumulated deficit                                                                    (6,628,616)
                                                                                     ------------
         Total stockholders' equity                                                     6,070,177
                                                                                     ------------
         Total liabilities and stockholders' equity                                  $ 12,437,429
                                                                                     ============



       See accompanying notes to these consolidated financial statements.

                           AMERICAN HEALTHCHOICE, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        YEARS ENDED SEPTEMBER 30,
                                                        -------------------------
                                                        1996               1997
                                                        ----               ----
NET PATIENT REVENUES                                $ 10,186,857      $  9,755,786
OPERATING EXPENSES:
  Compensation and benefits                            7,488,898         9,160,742
  Advertising and promotion                              945,992           639,698
  Depreciation and amortization                          371,053           236,226
  General and administrative                           3,274,116         2,752,459
  Loan acquisition costs and loss on
    settlement of debt                                        --         1,251,946
  Rent expense                                           979,741         1,083,711
                                                    ------------      ------------
         Total operating expenses                     13,059,800        15,124,782
                                                    ------------      ------------
OTHER INCOME (EXPENSE):
  Goodwill impairment                                 (1,054,829)               --
  Other income                                            19,918           948,716
  Interest expense and other costs of borrowing         (328,376)       (2,667,708)
                                                    ------------      ------------
         Total other expenses                         (1,363,287)       (1,718,992)
                                                    ------------      ------------
LOSS BEFORE INCOME TAXES AND PRO FORMA
  INCOME TAXES                                        (4,236,230)       (7,087,988)
INCOME TAX EXPENSE(BENEFIT):
  Currently payable                                     (179,783)           47,629
  Deferred                                            (1,124,217)         (807,783)
                                                    ------------      ------------
      Total income tax benefit                        (1,304,000)         (760,154)
                                                    ------------      ------------
NET LOSS BEFORE PRO FORMA INCOME TAXES                (2,932,230)       (6,327,834)
  Pro forma income tax benefit                          (285,000)               --
                                                    ------------      ------------
NET LOSS AFTER PRO FORMA INCOME TAXES               $ (2,647,230)     $ (6,327,834)
                                                    ============      ============
NET LOSS PER SHARE AFTER PRO FORMA
  INCOME TAXES                                      $      (0.41)     $      (0.78)
                                                    ============      ============
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                                          6,515,248         8,082,426
                                                    ============      ============


       See accompanying notes to these consolidated financial statements.

                           AMERICAN HEALTHCHOICE, INC.
                                AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED SEPTEMBER 30, 1996 AND 1997

                                                          OPTION TO                                 RETAINED
                                                           ACQUIRE      COMMON        ADDITIONAL    EARNINGS
                                    COMMON STOCK           COMMON        STOCK         PAID-IN     ACCUMULATED
                               SHARES        AMOUNT        STOCK       SUBSCRIBED      CAPITAL      (DEFICIT)       TOTAL
                            -----------   -----------   -----------   -----------    -----------   -----------    -----------
BALANCES, OCTOBER 1,
  1995                        5,797,000   $     5,797   $        --   $    75,000    $ 1,722,524   $ 2,775,456    $ 4,578,777
Common stock issued in
  connection with
  acquisition                    25,000            25            --       (75,000)        74,975            --             --
Sale of shares of
  common stock at prices
  ranging from $2.00
  to $4.90 per share          1,402,652         1,402            --            --      3,422,532            --      3,423,934
Common stock issued in
  lieu of note
  payment                         8,040             8            --            --         64,721            --         64,729
Warrants issued in
  connection with
  financing provided                 --            --            --            --         42,504            --         42,504
Proceeds from sale of
  option to acquire
  shares of common stock             --            --       100,000            --             --            --        100,000
Common stock to be
  issued in connection
  with financing provided            --            --            --        78,527             --            --         78,527
Distribution to members
  of Valley Family
  Health Center, L.L.C               --            --            --            --             --      (144,008)      (144,008)
Net loss                             --            --            --            --             --    (2,932,230)    (2,932,230)
                            -----------   -----------   -----------   -----------    -----------   -----------    -----------
BALANCES, SEPTEMBER 30,
  1996                        7,232,692         7,232       100,000        78,527      5,327,256      (300,782)     5,212,233

Common stock issued in
  connection with
  acquisition                    12,940            13            --            --         63,394            --         63,407
Sale of shares of
  common stock at prices
  ranging from $2.00
  to $4.90 per share            135,953           136            --            --        469,451            --        469,587
Common stock issued in
  lieu of note
  payment                       117,964           118            --       (78,527)       277,920                      199,511
Common stock issued
  for settlement of
  litigation                      2,500             2            --            --          6,953            --          6,955
Common stock issued
  in connection with
  consulting contracts          240,000           240            --            --        581,120            --        581,360
Common stock issued
  in connection with
  employment incentives         358,113           358            --            --      1,613,995            --      1,614,353
Common stock issued
 in connection with
 financing provided           1,778,762         1,779            --                    3,715,642            --      3,717,421



Common stock issued
  to board members
  for serving on board         2,500               3              --             --         12,248              --          12,251
Director Options                  --              --          95,627             --             --              --          95,627
Director Options                  --              --         197,019             --             --              --         197,019
Financing Options                 --              --          56,073             --             --              --          56,073
Financing Options                 --              --         236,945             --             --              --         236,945
Return to treasury            (8,040)             (8)             --             --        (64,721)             --         (64,729)
Miscellaneous                 (2,770)             (2)             --             --             --              --              (2)
Net loss                          --              --              --             --             --      (6,327,834)     (6,327,834)
                          ----------    ------------    ------------   ------------   ------------    ------------    ------------
BALANCES, SEPTEMBER 30,
  1997                     9,870,614    $      9,871    $    685,664   $          0   $ 12,003,258    $ (6,628,616)   $  6,070,177
                          ==========    ============    ============   ============   ============    ============    ============


See accompanying notes to these consolidated financial statements.

                           AMERICAN HEALTHCHOICE, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                              YEARS ENDED SEPTEMBER 30,
                                                              -------------------------
                                                               1996              1997
                                                               ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                    $(2,932,230)     $(6,327,834)
Adjustments to reconcile net loss to
  net cash from operating activities:
  Allowance for doubtful accounts                             3,159,351        1,758,888
  Deferred taxes                                             (1,124,217)        (807,783)
  Depreciation and amortization                                 371,053          236,226
  Goodwill impairment and amortization                        1,054,829           19,578
  Stock transactions:
         Common stock and warrants issued in connection
        with financing transactions                             121,031        2,304,357
         Director compensation-stock & options                       --          304,897
         Loss on settlement of debt                                  --          250,000
         Employee compensation-stock                                 --          273,320
         Write-off of stockholder note payable                       --         (176,719)
         Lawsuit settlement-stock                                    --            6,955
         Consulting fees-stock                                       --          581,360
  Change in operating assets and liabilities, net
    Accounts receivable-trade                                (4,461,218)      (2,533,922)
    Other current assets                                         44,289          (28,275)
    Income tax receivable                                            --           22,000
    Accounts payable and accrued expenses                       683,552         (187,785)
    Income taxes payable                                       (232,000)          31,629
    Other                                                       191,140               --
                                                            -----------      -----------
         Net cash used in operating activities               (3,124,420)      (4,273,108)
                                                            -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Amounts paid for acquisitions                                (214,603)              --
  Advances and notes receivable, net                           (282,091)         139,649
  Purchases of property and equipment                          (407,812)        (330,610)
  Cash advances to stockholders, net                           (230,438)              --
  Other assets                                                       --             (511)
                                                            -----------      -----------
         Net cash used in investing activities               (1,134,944)        (191,472)
                                                            -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                                   763,912        5,356,261
  Proceeds from Debentures                                           --        5,590,646
  Payments on notes payable and capital leases                 (309,492)      (5,967,745)
  Proceeds from sale of common stock                          3,423,934          449,253
  Proceeds from sale of stock option                            100,000               --
  Distributions paid to members of Valley Family
    Health Center, L.L.C                                       (144,008)              --
                                                            -----------      -----------
         Net cash provided by financing activities            3,834,346        5,428,415
                                                            -----------      -----------
INCREASE (DECREASE) IN CASH                                    (425,018)         963,835
CASH, beginning of year                                         584,184          159,166
                                                            -----------      -----------
CASH, end of year                                           $   159,166      $ 1,123,001
                                                            ===========      ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Income taxes paid                                         $    22,000      $    16,000
  Interest paid                                                  95,056        2,603,697
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
  Net assets (liabilities) purchased (See Note 3)             1,076,791               --
  Offset note receivable against note payable                        --          189,710
  Acquisition of equipment via stock or note payable                 --           71,156
  Common stock issued in lieu of debt payment                    64,729               --
  Write off of note payable to goodwill                              --          165,310
  Capital lease additions                                        69,518          258,868



       See accompanying notes to these consolidated financial statements.

                           AMERICAN HEALTHCHOICE, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION, BUSINESS AND OPERATING LOSSES

American HealthChoice, Inc. and subsidiaries (the Company) consists of a parent company and twenty-two clinics providing medical, physical therapy, and chiropractic services in San Antonio, McAllen, Brownsville and Houston, Texas, New Orleans, Louisiana and in the metro area of Atlanta, Georgia. Additionally, the Company owns one center that provides diagnostic services. Four of the physical therapy clinics are statically located next to a corresponding chiropractic clinic. Substantially all of the Company's revenues are derived from chiropractic, physical therapy and medical services provided to individuals living in the vicinity of the clinics.

During fiscal 1997, the Company incurred a net loss of $6,327,834. The loss primarily resulted from increased working capital requirements associated with the clinics acquired during fiscal years 1996 and 1995 and due to the costs of raising capital for ongoing operations. As a result, the Company has been unable to generate sufficient cash flow from operations to fund its operating requirements. Though monthly losses have been greatly reduced, the Company must improve its account receivable management, increase services, and maintain costs to reach profitability in the short term. The progress and trend to reduce monthly operating losses and stream line the Company's operations are expected to continue.

Management of the Company recognizes the Company must generate additional cash flow while further reducing operating costs. In addition to the changes already made, Management plans to increase the accounts receivable collections and further reduce overall operating costs to get to profitability. Further, Management continues to market and improve services at the clinic level to boost revenues. Also, at the clinic level, many of the clinics make money prior to the overhead costs. Though not the end solution, the Company recognizes that with a profitable acquisition, the overhead costs are spread among more clinics and thus should help with overall profitability.

Management has already seen improvements in the cash flows and profit/loss statements. Though more work needs to be done, management expects these continued efforts will result in improved operating results and net working capital. Management believes with these continued efforts, the Company operations will be able to grow and allow the Company to proceed with new acquisitions.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation Policy - The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material inter-company accounts and transactions have been eliminated in consolidation.

Net Patient Revenues - Revenue is recognized upon performance of services. Substantially all of the Company's revenues are derived from personal injury claims and claims filed on major medical policies, worker's compensation policies, Medicare or Medicaid. Allowances for discounts on services provided are recognized in the periods the related revenue is earned. Allowances are maintained at levels considered appropriate by management based upon historical charge-off experience and other factors deemed pertinent by management. Fiscal 1997 and 1996 net patient revenues; as a percentage of total revenues, for medical, chiropractic and physical therapy services amounted to 51% and 54%, 41% and 37%, and 8% and 9%, respectively.

Cash Equivalents - For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company maintains its accounts at financial institutions located in Texas, Louisiana, and Georgia. The bank accounts are insured by the Federal Deposit Insurance Corporation up to $100,000.

Capital Leases - The assets and related obligations for property and equipment under capital leases are initially recorded at an amount equal to the present value of future minimum lease payments. Assets under capital leases are amortized over the life of the lease or useful life of the assets. Interest expense is accrued on the basis of the outstanding obligations under capital leases.

Advertising Costs - The Company's policy is to expense all advertising costs in the period in which advertising first takes place. Advertising expense was approximately $946,000 and $640,000 for the years ended September 30, 1996 and 1997 respectively.

Property and Equipment, net - Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided over the estimated useful lives of the related assets, primarily using straight line methods.

Income taxes - Certain of the entities included in the accompanying consolidated financial statements were non-taxable entities during a portion of fiscal 1996. As such, federal income taxes relating to these entities were the responsibility of the members or stockholders for such period. Pro forma income taxes have been provided in the accompanying consolidated financial statements as though these entities had been taxable for all of fiscal 1996.

The Company accounts for income taxes under Financial Accounting Standards Board
(FASB) Statement No. 109, "Accounting for Income Taxes." FASB Statement No. 109 requires that deferred income taxes be recorded on a liability method for temporary differences between the financial reporting and tax bases of a company's assets and liabilities, as adjusted when new tax rates are enacted.

Goodwill - Goodwill arose from the Company's acquisitions of various clinics and is being amortized using the straight-line method over 20 years.

Recent Accounting Pronouncements - The Financial Accounting Standards Board ("FASB") issued SFAS No. 121 entitled, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" which is effective for fiscal years beginning after December 15, 1995. SFAS No. 121 specifies certain events and circumstances which indicate the cost of an asset or assets may be impaired and, the method by which write downs, if any, of the asset or assets are to be determined and recognized. The Company adopted SFAS No. 121 in fiscal 1997. Management of the Company does not believe the adoption of the new standard has a significant effect on the Company's financial position or results of operations.

Effective October 1, 1996, the Company adopted the disclosure requirements of FASB Statement No. 123 (FAS 123), "Accounting for Stock-Based Compensation" for employee stock options. With respect to accounting for its stock options, as permitted under FAS 123, the Company has retained the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees," and related Interpretations.

In February 1997, the FASB issued Statement No. 128, "Earnings Per Share," (FAS
128) which requires the Company to disclose both basic and diluted earnings per share. FAS 128 is effective for fiscal years ending after December 15, 1997. FAS 128 would have an immaterial impact on the reported earnings per share for the Company for the year ended September 30, 1997.

In November 1997 the Emerging Issue Task Force (EITF) finalized EITF 97-2 which provides guidance on consolidation of physician practices and enhances related disclosures of physician practice management companies. This EITF 97-2 is effective for fiscal years ending after December 15, 1998. The Company is in the process of evaluating any potential effect on its reporting format.

Use of Estimates- In preparing the Company's consolidated financial statements, management is required to make estimates and assumptions that effect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates. The accounts receivable allowance is a significant estimate.

Net Income Per Share - Net income per share is based upon the weighted average number of common shares outstanding during the years presented.


3. ACQUISITIONS

The Company acquired Peachtree Corners Medical Center (Peachtree) on September 22, 1995 in exchange for cash, common stock, the assumption of certain liabilities, and promissory notes due the seller. Peachtree is a medical, clinical, and urgent care center located in Atlanta, Georgia. The amount paid for Peachtree totaled $1,113,000 as follows: Cash - $100,000; 25,000 shares of common stock - $75,000; liabilities assumed - $287,000; and notes due the seller totaling $651,000. The acquisition was accounted for under the purchase method of accounting and resulted in goodwill of $651,000, which is being amortized or 20 years using the straight-line method. During fiscal 1996, the Company wrote down the goodwill related to the Peachtree acquisition by $376,000.

During the second quarter of fiscal 1996, the Company acquired 100% of the ownership interest of Valley Family Health Center, L.L.C. (a chiropractic clinic) for 360,000 shares of its common stock. This acquisition was accounted for under the pooling of interest method of accounting. Accordingly, the historical financial statements of the Company were restated in fiscal 1995 as if the acquisition had occurred on October 1, 1994, the date Valley Family Health Center, L.L.C. began operations.

The following is a summary of selected unaudited historical operating information of the Company and Valley Family Health Center, L.L.C. for the year ended September 30, 1995 and the six months ended March 31, 1996:

                                                                Valley
                                                                Family
                                               American         Health
                                             HealthChoice,      Center
Year Ended September 30, 1995 (unaudited):        Inc.          L.L.C.       Combined
------------------------------------------   -------------      ------       --------
Revenues                                       $5,247,693     $  920,417     $6,168,110
Income before income taxes                     $1,697,126     $  581,378     $2,278,504
Net income before pro forma income taxes       $  694,167     $  554,378     $1,203,545
Net income after pro forma income taxes        $1,060,704     $  363,361     $1,424,065


                                                                   Valley
                                                                   Family
                                                  American         Health
                                                HealthChoice,      Center
Six Months Ended March 31, 1996 (unaudited):         Inc.          L.L.C.        Combined
--------------------------------------------    -------------      ------        --------
Revenues                                          $4,964,340     $  719,847     $5,684,187
Income before income taxes                        $  674,834     $  518,406     $1,193,240
Net income before pro forma income taxes          $   22,873     $  509,406     $  532,279
Net income after pro forma income taxes           $  427,396     $  318,379     $  745,775


The Valley Family Health Center, L.L.C. was owned by an individual who became a consultant to the Company and a limited liability company, equally owned by the Company's chief executive office and an individual who also became a consultant to the Company.

In March 1996, the Company acquired substantially all of the assets and liabilities of four medical clinics located in and around Atlanta, Georgia (Metropolitan) for $1,564,516, consisting of various trade liabilities and notes payable due physicians assumed by the Company and direct acquisition. This acquisition was accounted for on the purchase method of accounting and gave rise to goodwill of $908,225, which is being amortized over 20 years. During fiscal year 1996, the Company wrote down the goodwill related to the Metropolitan acquisition by $495,166. The following is a summary of the assets acquired and liabilities assumed:


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
                                                                 ===========


In December 1995, the Company acquired a medical clinic in San Antonio (Southcross) for $315,000 consisting of cash of $100,000, and a note for $200,000, and direct acquisition costs of $15,000. This acquisition was accounted for on the purchase method of accounting and gave rise to goodwill of $55,000. During fiscal 1996, the Company wrote down the amount of goodwill related to the Southcross Joint Venture by $55,000. The following is a summary of the assets acquired:


Accounts receivable and inventory                                   $ 45,000
Land and buildings                                                   165,000
Furniture and fixtures                                                50,000
                                                                     -------
                                                                    $260,000
                                                                    ========


4.    GOODWILL IMPAIRMENT

The poorer than expected 1996 operating results for the Peachtree, Metropolitan, and Southcross clinics resulted in an evaluation of related goodwill for possible impairment. The Company evaluated the clinics and determined based on their expected future revenues and cash flows that the goodwill relating to these clinics was impaired. Additionally, the Company determined two of the Metropolitan clinics were no longer in the Company's long-term plan and closed them during fiscal 1997. Based on this analysis, the Company wrote down goodwill in fiscal 1996 by $1,054,829. Management believes the remaining carrying value of goodwill will be supported by the anticipated cash flows of the remaining clinics with associated goodwill. Therefore, no further adjustments to goodwill were made for fiscal year 1997.

5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                                           SEPTEMBER 30,
                                                           USEFUL LIFE          1997
                                                           -----------          ----
Land                                                                 -      $  120,000
Building and leasehold improvements                         2-39 years         212,109
Furniture and equipment, including equipment
  held under capital lease                                  5-15 years       2,375,337
Less accumulated depreciation and amortization                              (1,023,740)
                                                                            ----------
                                                                            $1,683,706
                                                                            ==========


The following is a summary of furniture, fixtures and equipment under capital leases:


Equipment                                                            $ 627,910
Less accumulated amortization                                          (154,367)
                                                                     ---------
                                                                     $ 473,543
                                                                     =========


Substantially all assets leased are pledged as collateral under the existing capital lease agreements.

6. ADVANCES AND NOTE RECEIVABLE

The Company had $77,195 in advances including $29,500 due from stockholders' at September 30, 1997. The Company also had $262,863 in notes receivable bearing interest at 0% to 8%, due on demand, and unsecured. The Company believes that the balances due on these advances and notes receivable will be repaid in full.

7. NOTES PAYABLE

A summary of notes payable at September 30, 1997 is as follows:


Notes payable due to physicians in connection with the Metropolitan acquisition.
  Interest on the notes range from 8% to 10%. Monthly payments, including interest, range from $2,133 to $9,161 over periods ranging from five to seven years. The notes are collateralized by accounts receivable and furniture,
  fixtures and equipment.                                                              $ 628,453
Unsecured notes payable to former stockholder of Peachtree.
  Interest on the note is 8%. The remaining principal of $93,290 was due October 1, 1997.  The Company intends to take an equitable set off against the note holder as part of the litigation.
  See Item "Legal Proceedings" involving Dr. Malcolm Dulock.
  Accordingly, the entire balance of this note is classified as
  current in the accompanying balance sheet.                                              93,290
Note payable due to former owner of the Southcross clinic.
  Interest on the note is 10% and is due quarterly. Principal is due in eight quarterly installments of $25,000 beginning
  March 1996. The note is collateralized by the clinic and an
  office building.                                                                        25,000
Unsecured non interest-bearing note payable. Monthly payments totaling $6,118 beginning in May 1996 and continue for through
  April 1998.                                                                             85,649
Unsecured note payable due in monthly payments of $1,587,
  including interest at 8%, through June 1999.                                            60,340
Non interest-bearing note payable to former owner of one of the
  Metropolitan clinics.  Principal is due in monthly payments of $5,481 through June 1997.  The note is collateralized
  by shares of the Company's common stock.                                                49,329
Other notes payable with interest rates ranging from 0% to
  9.95% and monthly payments ranging from $-0- to $1,000 through
  July 1999.                                                                              36,231
                                                                                       ---------
                                                                                         978,292
Less: Current maturities                                                                (506,827)
                                                                                       ---------

Long-term notes payable                                                                $ 471,465
                                                                                       =========


Scheduled future maturities of notes payable are as follows:


Year ended September 30, 1997
-----------------------------
1998                                                            $ 506,827
1999                                                              192,246
2000                                                              132,443
2001                                                              101,873
2002                                                               44,903
                                                                ---------
                                                                $ 978,292
                                                                =========


8. RELATED PARTY TRANSACTIONS

The Company had an unsecured note payable to a major stockholder in the principal amount of $153,753. The note bears interest at 7.5% and was due, along with the principal amount outstanding, on January 31, 1996. The note originated as a result of the acquisition of equipment by the Company from such stockholder for common stock and a note of $125,067. Subsequent advances increased the note to $153,753. Conversely the stockholder claimed offsets to this note. In March of 1997 the Board appointed a committee to reconcile the differences. In August, 1997 the board determined and passed a resolution that each parties claims were offsetting and neither party owed the other. This note was written off against the related receivable.

In October 1993, the Company began to rent equipment from a stockholder of the Company. There is no formal document related to this arrangement. Rent expense was $3,600 and $0 for the years ended September 30, 1996 and 1997 respectively.

Valley Family Health Center, L.L.C. was acquired from a group which included a limited liability company in which the Company's chief executive office was a 50% owner. This limited liability company owned 50% of Valley Family Health Center, L.L.C..

Certain stockholders had advances totaling $29,500 outstanding from the Company at September 30, 1997. The Company believes that all amounts due from these stockholders will be repaid in full.


9. COMMITMENTS

Rent expense for the years ended September 30, 1996 and 1997 amounted to approximately $980,000 and $1,084,000 respectively. The Company also leases furniture, fixtures and equipment under capital leases with interest rates ranging from 9.2% to 19.2%. Future minimum lease payments under operating leases with terms in excess of one year and capital leases are as follows:


YEAR ENDED SEPTEMBER 30,          OPERATING         CAPITAL
------------------------          ---------         -------
1998                             $   786,782      $   191,013
1999                                 692,816          169,325
2000                                 367,303           93,709
2001                                  57,662           87,295
2002                                      --           38,243
Thereafter                                --            6,374
                                 -----------      -----------
Total minimum lease payments     $ 1,904,563          585,959
                                 ===========      -----------
Future interest                                      (141,421)
                                                  -----------
                                                      444,538
Less current portion                                 (133,453)
                                                  -----------
Noncurrent portion                                $   311,085
                                                  ===========


The Company has one two-year employment agreement and one three-year employment agreement with two of its officers under which the Company must pay any amounts due under the remaining term of the agreements if they are terminated without cause. In certain other circumstances they would be due limited compensation upon termination. The Company had consulting arrangements with two individuals to provide assistance in locating acquisition candidates and performing due diligence in connection with any such acquisitions. The Company terminated both of these agreements in fiscal 1997. One of the parties protested the termination but has yet to file a claim. The Company has another consulting agreement for managing the marketing for its chiropractic clinics. This agreement expired July 1997, and is currently operating on a month to month basis. Due to the changes in the Texas marketing laws, the Company is currently renegotiating this contract. Total monthly payments under the month to month agreement are $6,000. The former contracts amount to $21,000 per month.

10. STOCKHOLDERS' EQUITY

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


As of September 30, 1997, the investment group has exercised all options under the first three options. Under the terms of the fourth options, the investment group has the right to purchase an additional 233,854 shares of the Company's common stock at $4.90 per share. The Company has granted registration rights to all of the shares issued and to be issued in connection with this transaction.

In fiscal year 1996, the Company issued 768,001 shares of common stock in connection with a private placement of its stock. Under the terms of the private placement agreement, the Company agreed to file a registration statement with the Securities and Exchange Commission within a specified period of time following the private placement for the purpose of registering such shares. The Company failed to file a registration statement within the period specified and, as a result, in February 1997, issued each holder of the shares sold in the private placement, one share of common stock for every ten shares held by such stockholder for a total amount of 142,222 shares.

The Company sold two 8% Cumulative Convertible Debentures dated April 22, 1997 and April 25, 1997 in the aggregate amount of two million six hundred thousand dollars ($2,600,000) in a Regulation S offering. The Debentures are convertible after 41 days at a conversion price equal to eighty percent (80%) of the average closing bid price of the shares of common stock of the Company as quoted on NASDAQ for the five (5) trading days preceding the date of conversion. The interest on the note is payable in cash or in kind as shares. The investment banking firm received $338,000 for all fees and in addition, 400,000 two year warrants at an option price of $3.00. During the interim a bridge loan of $750,000 was advanced to the Company by an investor group. The loan was at a rate of 10% annually and as additional compensation for brokering the placement the group received 1,000,000 warrants at $2.375. A consultant of the group received 200,000 shares of the Company's common stock as compensation. On June 4, 1997, the Debentures were converted including the accrued interest of $36,000 for 1,414,890 shares of common stock. The average bid price of the shares for the five preceding trading days was $2.31875. The conversion price was $1.855 resulting in an additional financing cost for the third quarter of $530,000. Unamortized prepaid financing costs associated with the Debentures of $646,000 were also recognized in the third quarter.

In September 1997 the Company sold two 8% Cumulative Convertible Debentures all dated September 12, 1997 in the aggregate amount of three million five hundred fifty thousand dollars ($3,550,000) in a Regulation S offering. The Debentures are convertible after 82 days at a conversion price equal to eighty (80%) of the average closing bid price of the shares of common stock of the Company as quoted on NASDAQ for the five (5) trading days preceding the date of conversion. The interest on the note is payable in cash or in kind as shares. The investment banking firm received $461,500 for all fees. As of December 24, 1997, the Debentures had not been converted. Financing costs including interest for the Debentures was recorded in the fourth quarter.

The president and CEO of the Company loaned $125,981 to the Company on May 12, 1997. The loan bears interest at 10% and is convertible in 90 days at a 15% discount fixed, on date of execution. On September 30, 1997, the Debenture was converted including the accrued interest of $4,867 for 87,964 shares of common stock.

The Company received back from a shareholder in fiscal 1997 8,040 shares of its common stock (issued during the third quarter of fiscal 1996 in lieu of a note payable payment). The Company instead paid the principal and interest which totaled $64,729.

The Company issued 328,113 shares in fiscal 1997 among six employee doctors for employment bonuses and incentive awards. Two officers of the Company received 80,000 shares in accordance with their employment contracts and one employee received a 1,000 shares in accordance with her contract.

In November and December 1996, the Company obtained $2,200,000 in a private placement of promissory notes. The notes bear interest at 10% and were due the earlier of twelve months after the final closing of the private placement or the closing of a public offering of the Company's equity securities which produces gross proceeds of at least $10 million. The Company issued approximately 200,000 shares of its common stock to the note holders at a cost of $.001 per share. These notes were paid in full in September 1997, eliminating this debt.

The Company issued shares in fiscal 1997 involving: 40,000 shares for legal consulting services; 12,940 shares associated with the purchase of two clinics in fiscal year 1996; 2,500 shares for a director award for serving on the board; 2,500 shares for settlement of a law suit; and 1,000 shares to a former officer of the Company as set forth in his employment contract.

The Company issued 109,167 shares in fiscal 1997 to optionees who exercised their options. All options were exercised at $3.00 each except for 2,500 optioned at $2.50.

The Company issued 100,000 shares of its common stock during the second quarter of fiscal year 1996 for $2.00 per share under Regulation S of the Securities Act of 1933. Total proceeds from this transaction amounted to $200,000. The company has granted registration rights to the holders of these shares.

The holders of any preferred stock which might be issued shall have such rights, preferences and privileges as may be determined by the Company's board of directors. Currently there are no holders of preferred stock.

11.   CONCENTRATION OF CREDIT RISK

In the normal course of providing health care services, the Company may extend credit to patients without requiring collateral. Each individual's ability to pay balances due the Company is assessed and reserves are established to provide for management's estimate of uncollectible balances.

Future revenues of the Company are largely dependent on third-party payors and private insurance companies, especially in instances where the Company accepts assignment.

The Company's trade receivables at September 30, 1996 and 1997 consist of the following, stated as a percentage of total accounts receivable:

                                                                 1996     1997
                                                                 ----     ----
Personal injury claims                                            62%      51%
Medical claims filed with insurance companies                     18       27
Medicare/Medicaid                                                  9        7
Workman's compensation claims                                      5        7
Other                                                              6        8
                                                                 ---      ---
                                                                 100%     100%
                                                                 ===      ===


The Company maintains deposits in banks which may exceed the amount of federal deposit insurance available. The Company believes that the risk of material loss is minimal.

12.   INCOME TAXES

There are two components of income tax provision, current and deferred. Current income tax provisions approximate taxes to be paid or refunded for the applicable period. Balance sheet amounts of deferred taxes are recognized on the temporary differences between the bases of assets and liabilities as measured by tax laws and their bases as reported in the financial statements. The measurement of deferred tax assets is reduced if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized. Deferred tax expense or benefit is then recognized for the change in deferred tax liabilities or assets between periods.

The principle differences resulting in deferred taxes are the financial statement bases versus the tax base of allowance for doubtful accounts, amortization of goodwill, vacation accrual, employee stock options, and section 481 adjustment due to a change from cash to accrual for tax purposes in fiscal year 1997.

The deferred tax assets and liabilities in the consolidated balance sheet at September 30, 1997 are as follows:


Assets:                                            Current                   Noncurrent
                                                   -------                   ----------
Nonemployee stock options                        $  219,625                  $       --
Allowance for accounts receivable                 2,710,325                          --
Vacation accrual                                     17,336                          --
Goodwill                                                 --                     405,366
Contributions carryforwards                              --                       8,971
Net operating loss carryforwards                         --                   3,092,195
                                                 ----------                  ----------
                                                  2,947,286                   3,506,532
Liabilities:
Section 481 adjustment                             (574,265)                 (1,148,529)
                                                  ---------                  ----------
     Deferred tax assets, net                     2,373,021                   2,358,003
     Less valuation allowance                    (2,373,021)                 (2,358,003)
                                                 ----------                  ----------
                                                 $       --                  $       --
                                                 ==========                  ==========


At September 30, 1997, the Company has net operating loss and contribution carry forwards of approximately $8,250,000 and $24,000, respectively, to offset future taxable income. These carry forward expire through the year 2012.

A valuation allowance was established to reduce the net deferred tax asset for the amounts that will more likely than not be realized. This reduction is primarily necessary due to the uncertainty of the Company's ability to utilize all of the net operating loss carry forwards.

The income tax benefit reconciled to the tax computed at federal statutory rates at September 30, 1997 is as follows:


Tax at statutory rates                                      $  47,629
Tax effect of nondeductible items                                  --
Other-net                                                          --
                                                            ---------
                                                               47,629
Deferred tax benefit                                        $(807,783)
                                                            ---------
                                                            $(760,154)
                                                            =========


The deferred tax benefit of $807,783 included above represents the reversal of the fiscal 1996 deferred tax liabilities. As previously discussed all net deferred tax assets have been fully allowed for at September 30, 1997.

13. STOCK OPTION PLANS

Employee Stock Options

The Company has a stock option plan under which options to purchase a maximum of 1,000,000 shares of common stock may be issued to employees of the Company. The stock option plan provides both for the grant of options intended to qualify as "incentive stock options" under the Internal Revenue Code of 1986, as amended (the "Code"), as well as options that do not so qualify. With respect to incentive stock options, no option may be granted more than ten years after the date of the grant (five years if the optionee owns more than 10% of the common stock of the Company). The exercise price of incentive stock options may not be less than 100% of the fair market value of the common stock on the date of grant (110% if the optionee owns more than 10% of the common stock of the Company). The exercise price of nonqualified stock options may not be less than 85% of the fair market value of the Company's common stock on the date of grant. Subject to certain limited exceptions, options may not be exercised unless, at the time of exercise, the optionee is in the service of the Company. The following table is a summary of stock options under this plan the Company's board of directors has authorized to be granted as of September 30, 1997:


Outstanding at October 1, 1996                                   297,500
Granted                                                          200,000
Exercised                                                          9,667
Expired                                                                0
                                                                 -------
Outstanding at September 30, 1997                                497,500
                                                                 =======


Substantially all of these options were exercisable at September 30, 1997 under the terms authorized by the board of directors. As of September 30, 1997, 109,167 options were exercised. No other options had been exercised at that date.

The Company applies APB Opinion 25 and related Interpretations in accounting for stock options granted to employees.

In compliance with SFAS No. 123, the Company has elected to provied the pro forma disclosure. As such, the Company's net loss and loss per share for 1997 adjusted to reflect pro forma amounts are indicated below:


Net loss
     As reported                                            $  (6,327,834)
     Pro forma                                                 (6,873,159)

Loss per share
     As reported                                            $        (.78)
     Pro forma                                                       (.85)


The fair value of stock options granted in 1997 was estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair values and related assumptions were:


Weighted average fair value                                  $     .89
Expected volatility                                              53.3%
Risk free interest rate                                           5.5%
Expected lives                                                    3.0 years


Dividend yield for all grants was assumed to be insignificant.

Non-Employee Stock Options

The Company has a non-employee director stock option plan (the "Director Plan") which provides for the grant of options that do not qualify as "incentive stock options" under the Code. Options granted under the Director Plan are to have an exercise price equal to the fair market value of the Company's common stock on the date of grant. Pursuant to the Director Plan, an option to purchase 10,000 shares of common stock is granted to each non-employee director upon their election to the Board and an option to purchase 5,000 shares every year thereafter is granted so long as they are re-elected to the Board of Directors. On June 24,1997, the board authorized options of 50,000 options to each non-employee director. Though authorized, issuance is conditioned upon a legal opinion confirming compliance with the Plan. On December 15, 1995, the Company issued an option to acquire 100,000 shares of its common stock at an exercise price of $3.00 per share in connection with the private placement of 100,000 shares of common stock. On August 27, 1997, the optionee exercised his right purchase all 100,000 options at $3.00 each. As of September 30, 1997, no other options have been authorized.

The Company's board of directors authorized or issued the grant of options to acquire a total of 20,000 shares of its common stock at an exercise price of $3.00 per shares in connection with the Metropolitan transaction (see Note 3). These options are exercisable for a three-year period ending February 28, 1998. None of these options were executed as of September 30, 1997.

The Company granted options during fiscal year 1997 for services and financing costs. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:


Expected volatility                                              53.3%
Risk free interest rate                                           5.5%
Expected lives                                                    3.0 years


Dividend yield for all grants was assumed to be insignificant.

14. STOCK PURCHASE PLAN

The Company has a stock purchase plan, which allows employees to acquire common stock of the Company at 85% of its fair market value from payroll deductions received from the employees. The Company has reserved a total of 250,000 shares of its common stock to be sold to eligible employees in the plan. As of September 30, 1997, no employees were participating in the plan.

15. CONSULTANT STOCK PLANS

The Company issued two consultant stock plans under an S-8 SEC registration. The first was filed in April of 1997 for 200,000 shares for consulting services. All shares were issued under this plan. The second S-8 was filed in August 1997 and the Company reserved for 250,000 shares. This plan expires December 31, 1999. Of these shares 40,000 shares were issued for consulting services. As of September 30, 1997, there are no further obligations to issue shares under this plan.

16. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

Generally, the fair value of financial instruments classified as current assets or liabilities approximate carrying value due to the short-term maturity of the instruments. The fair value of long-term debt and capital lease instruments was based on current borrowing rates available for financing with similar terms and maturities. The carrying amount and fair value amounts of long-term debt were $978,292 and $950,000 and capital lease obligations were $444,537 and $430,000, respectively, at September 30, 1997.

17. LEGAL PROCEEDINGS

The seller of Peachtree Medical Center Northside clinic has alleged contract default by the Company and is claiming all rights to this clinic. The seller has taken possession of the clinic to the exclusion of the Company. A suit was filed in federal court by the seller, Dr. Bailey. The Company filed a counterclaim which, among other claims, asks the Court to compel arbitration. Mediation did not prove fruitful and as of December 1997 the Company is seeking arbitration. Arbitration is with the American Association of Arbitration, Atlanta Ga., and the case was filed in the United States District Court, Northern District of Georgia, Atlanta Division.

The Company is engaged in litigation with a service supplier over unpaid invoices. The suit was filed December 31, 1997. The Company believes that a substantial portion of this claim is associated with the Northside clinic litigation. The Company is still researching the merits of this claim. The case is filed in the State District Court, 162nd Judicial District, Dallas County, Tx.

The Company is engaged in litigation with the doctor who managed the Norcross, Georgia clinic. The Company found it necessary to terminate the managing doctor. The managing doctor then filed a claim against the Company for breach of contract and sought an injunction to prevent the Company from enforcing its non-compete clause. The Court declined to enter a temporary restraining order against enforcement of the non-compete clause. The Company filed a counter claim against the doctor primarily for losses the Company sustained while he managed the clinic. The case is filed in the Superior Court of Gwinnett County, Ga.

One former doctor and two physicians assistants who worked at the Norcross, Georgia clinic have filed a law suit naming the Company as a codefendant. The one doctor and one of the physician assistants worked at the clinic prior to the Company purchasing the clinic. The other physicians assistant left the clinic within one year of the Company's purchase. The claim alleges a right to the accounts receivable for patients the doctors treated at the clinic that were collected after the doctors' employment ended with the clinic. The Company denies any liability and intends to cross claim against the former managing doctor of the clinic. The case is filed in the Superior Court of Gwinnett County, Ga.

The Company is not involved in any other material litigation nor is management aware of any pending litigation that would substantially impact the Company's financial position.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In June the Board authorized the Company to seek new auditors. The Company believed they had retained BDO Seidman as auditors and filed the required 8-K. BDO Seidman felt the Company prematurely filed the 8-K and as a result and prior to any work being conducted, the Company and BDO Seidman agreed not to pursue the engagement. In November of 1997, the Company then engaged the accounting firm of Lane Gorman Trubitt, LLP, as Company auditors. There are no disagreements between the Company and its Auditors.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


          DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS


The following table sets forth information regarding the executive officers and directors of the Company.


NAME                                  AGE              POSITION                                      SINCE
----                                  ---              --------                                      -----
Joseph W. Stucki, D.C.                 39        President, Chief Executive                         March 1995
                                                 Officer and Chairman of
                                                 the Board of Directors

Jay R. Stucki                          37        Chief Financial Officer
                                                 and Vice President,                                March 1997
                                                 General Counsel                                    December 1996

Jeffrey Jones, D.C.                    35        Director                                           March 1995

Michael R. Smith, M.D.                 39        Director                                           December 1996

Mandel Sherman                         59        Director                                           April 1997

David Love                             62        Director                                           April 1997

Peter Leach                            35        Director                                           April 1997

Robert DePalo                          42        Director                                           June 1997


     Joseph W. Stucki, D.C. Dr. Stucki is Chairman of the Board of Directors, Chief Executive Officer and President of the Company. Dr. Stucki has been a licensed chiropractor for approximately 16 years. In May 1983, he founded United Chiropractic Clinics, Inc. and, as its Chairman and President, purchased or developed and opened approximately 84 multi-disciplined clinics (chiropractor, physical therapist, massage therapist, etc.) clinics. From 1988 through 1995, Dr. Stucki has served as Chairman and Chief Executive Officer of United Health Services. United Health Services developed approximately 150 franchises through out the United States. Dr. Stucki has been a consultant to health care organizations on various issues including practice management, strategic development, and mergers and acquisitions. Dr. Stucki has authored several papers and manuals on practice management and is often sought after as a guest speaker on healthcare related issues. Dr. Stucki is a member of various national, state, and local organizations. Dr. Stucki maintains an investment apart from the Company in six chiropractic clinics that do not compete with the Company's clinics. Dr. Stucki intends to divest ownership of such clinics.

     Jay R. Stucki. Mr. Stucki, brother of Dr. J.W. Stucki, became Chief Financial Officer and Vice President of Finance in June 1997. Prior to June of 1997, he was acting CFO for the Company. Mr. Stucki was first employed by the Company in December of 1996 as General Counsel. Mr. Stucki was in public administration for approximately 13 years, last serving as the Director of Aviation for the Jacksonville Port Authority, Florida. Mr. Stucki obtained his Juris Doctor from Oklahoma City School of Law. He also has a masters in business administration from the University of Texas - Odessa, and a bachelor of business administration from the University of Albuquerque.

     Jeffrey Jones, D.C. Dr. Jones is a Director of the Company. He is the Clinic Director of the United Chiropractic Uptown clinic. He obtained his Louisiana Doctor of Chiropractic license in July 1985, and began his association with the United Chiropractic Uptown clinic shortly thereafter. In the past, Dr. Jones has acted as Regional Manager of other United Clinics in the greater New Orleans area. He is a member of the Chiropractic Association of Louisiana, The Union of Chiropractic Physicians and the American Chiropractic Association.

     Mandel Sherman. He has been President, Chief Executive Officer and Director of Westbury since July 1996. From 1993 to 1995, Mr. Sherman acted as an independent consultant to various investment firms. From 1983 to 1993, Mr. Sherman participated in numerous real estate ventures exceeding $30 million in value. From 1975 to 1983 Mr. Sherman, as founder, served as the Chief Financial Officer and President of Refinement International Company which had sales in excess of $350 million. Mr. Sherman received his BSBA in business administration from Boston University in 1959.

     Dave Love. Mr. Love is a certified public accountant and attorney. He is a graduate of Wharton School of Finance and Commerce at the University of Pennsylvania. Mr. Love obtained his Juris Doctor from Harvard Law School. Mr. Love was the managing partner of the Boston office of Laventhol & Horwarth, an international CPA firm until 1990. Since then, he has been in independent practice, primarily as a consultant, and has also served as a mediator and arbitrator in many cases administered by the American Arbitration Association, the NASD, the New York Stock Exchange, and other similar organizations. Mr. Love is a member of the Board of U.S. Automotive Manufacturing, Inc., which is a publicly traded company.

     Robert DePalo. Mr. DePalo has been an investment banker specializing in Initial Public Offerings, mergers, acquisitions, and turn around projects on public entities. Mr. DePalo serves as a director for Electronics Communications Corp., a publicly traded company. He is a member of NASD. Mr. DePalo has served as a consultant to brokerage houses needing help in management, strategic development, and mergers and acquisitions. Mr. DePalo holds a B.S. in accounting and a MBA in management.

     Peter Leach. Mr. Leach became a Director of the Company in May of 1997. Mr. Leach is a Partner in Giannini, Craven, Leach, Vieira and DiGianfilippo, a law firm based in Providence, Rhode Island. Mr. Leach received his J.D. Antioch School of Law. He was former managing partner and head of the litigation department in the affiliated Providence office Updick, Kelly and Spellacy. Mr. Leach also served as Assistant Attorney General in Rhode Island for six years. Member of the American and Rhode Island Bar Associations.

     Michael R. Smith, M.D. Dr. Smith became a Director of the Company in December, 1996. Dr. Smith, a practicing physician board certified in family practice, has been employed by the Company since September 1994. He provides medical services at certain of the Company's clinics and serves as the Medical Director for the Company's Texas clinics. He also serves on the Board of Directors of AHC Physicians Corporation, Inc., a subsidiary of the Company. From June 1992 through August 1994, Dr. Smith was an employee and then partner at the Texas Trauma Rehabilitation Association. Dr. Smith graduated from the University of Texas Medical Branch in 1984.

     Dr. J.W. Stucki and Jay R. Stucki are brothers. Mr. Peter Leach is the son-in-law of Mr. Mandel Sherman.

     Members of the Company's Board of Directors are elected to hold office until the next meeting of shareholders and until their successors are elected and qualified. Officers are elected to serve subject to the discretion of the Board of Directors until their successors are appointed and have qualified.

     The committees of the Company's Board of Directors are as follows:

     Audit Committee. Chairman - Dave Love, Manny Sherman, Dr. Stucki

     Compensation Committee: Chairman - Robert DePalo, Dr. Stucki, Dr. Jones

     Legal Committee: Chairman - Peter Leach, Dave Love.


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

     Based solely on review of the copies of such forms furnished to the Company by any such reporting person and, if appropriate, representations made to the Company by any such reporting person concerning whether a Form 3 or 4 were required to be filed, the Company has determined that of the required section 16(a) filings applicable to the Company's officers, directors and "greater than ten percent" stockholders, all have been made except for Dr. J.W. Stucki and Peter Leach.


ITEM 10. EXECUTIVE COMPENSATION

                             EXECUTIVE COMPENSATION

     The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by, or paid to the Company's Chief Executive Officer for the last four fiscal years. No other executive officer of the Company who was serving at the end of fiscal year 1997 earned more than $115,000 of annual base compensation for services in all capacities to the Company and its subsidiaries.

                          SUMMARY COMPENSATION TABLE

                                                                                        LONG-TERM
                                 FISCAL                   ANNUAL                      COMPENSATION
    NAME AND                   YEAR ENDING             COMPENSATION/                AWARDS/SECURITIES
PRINCIPAL POSITION            SEPTEMBER 30                SALARY                   UNDERLYING OPTIONS
------------------            ------------                ------                   ------------------
Joseph W. Stucki(1)
Chairman of the Board                1997                  $250,000.00                50,000 shares
President and Chief                  1996                  $211,938.33                     --
Executive Officer                    1995                  $192,000.00               150,000 options
                                   1994(2)                 $317,822.00                     --


(1) The Company is renegotiating an employment agreement with Dr. Stucki. The shares were given as incentive for Dr. Stucki to stay with the Company. The new employment agreement anticipates incentives of up to 500,000 options that may be awarded based on performance. Currently he is operating under his existing contract.

(2) The compensation reported for fiscal year 1994 and the first quarter of fiscal year 1995 includes amounts paid by a predecessor to the Company.

STOCK OPTION AND STOCK PURCHASE PLANS

     50,000 options were granted in fiscal year 1997 to the named individual set forth in the Summary Compensation Table above for serving on the board of directors. The following table provides information as to the value of outstanding options held by the Company's Chief Executive Officer.

                AGGREGATED OPTIONS EXERCISED IN FISCAL YEAR 1997
                     AND FISCAL 1997 YEAR-END OPTION VALUES

                                                         NUMBER OF SECURITIES        VALUE OF UNEXERCISED IN THE
                                                        UNDERLYING UNEXERCISED         MONEY OPTIONS AT FISCAL
                              SHARES                 OPTIONS AT FISCAL YEAR-END(#)         YEAR-END ($)(1)
                            ACQUIRED ON   VALUE      -----------------------------         ---------------
NAME                        EXERCISE(#)  REALIZED     EXERCISABLE   UNEXERCISABLE     EXERCISABLE    UNEXERCISABLE
----                        -----------  --------     -----------   -------------     -----------    -------------
Joseph W. Stucki                  0          0          200,000          0           $1,212,400(2)         0


(1) Value is based on a $6.062 per share closing price as quoted on The Nasdaq SmallCap Market on September 30, 1997.

(2) Amounts represent options to acquire 150,000 shares of Common Stock in the aggregate at $2.00 per share and 50,000 shares at $2.34 per share.

EMPLOYEE BENEFIT PLANS

     In August 1995 the Company adopted its 1995 Employee Stock Option Plan (the "Employee Plan") under which options to purchase shares of Common Stock may be issued to employees and consultants of the Company. The Company reserved 1,000,000 shares of Common Stock for issuance under the Employee Plan. Also in August 1995, the Company adopted the 1995 Non-Employee Director Stock Option Plan (the "Director Plan") which provides for the grant of options that do not qualify as "incentive stock options" under the Internal Revenue Code of 1986. In addition, the Company adopted its 1995 Employee Stock Purchase Plan (the "Stock Purchase Plan"), effective October 1, 1995, which allows employees to acquire Common Stock of the Company at 85% of its fair market value from payroll deductions received from the employees. The Company has reserved a total of 250,000 shares of its Common Stock to be sold to eligible employees in the plan. In October 1996, the Board of Directors amended each of the Employee Plan, the Director Plan, and the Stock Purchase Plan to clarify various matters concerning the administration of such plans. In July 1997, the Company adopted an Executive Bonus Plan under which options to purchase shares of Common Stock may be issued to employees of the Company. The Company reserved 260,000 shares of Common Stock for issuance under the Executive Bonus Plan.

COMPENSATION OF DIRECTORS

     The Company pays its Directors $1,500 for each Board of Director meeting attended in person and $250 for each telephonic Board meeting. The Company reimburses all Directors for reasonable out-of-pocket expenses incurred in connection with attending Board of Director meetings. Pursuant to the Director Plan, any new Director elected to the Board of Directors will receive a 10-year option to purchase 10,000 shares of Common Stock at an exercise price determined by the Board of Directors at the time of grant. If a non-employee Director is re-elected, such Director will receive, upon such re-election, a 10-year option to purchase 5,000 shares of Common Stock at an exercise price determined by the Board of Directors at the time of grant. At the June 24, 1997 Board meeting, the plan was amended to allowing the Board of Directors a 5-year option to purchase 50,000 shares of Common Stock at an exercise price as of June 1, 1997 ($2.344).

EMPLOYMENT AND CONSULTING CONTRACTS

     The Company (or its subsidiaries) has entered into employment contracts with Mr. Jay R. Stucki and is renegotiating a contract with Dr. Stucki. Dr. Jeffrey Jones is currently being renegotiated and is operating month to month on the prior contract. The employment contracts for Mr. York and Mr. Sommerhauser where terminated upon their resignation.

     The employment agreement with respect to Dr. Stucki commenced October 1, 1994 and in May 1997, the Company and Dr. Stucki agreed to renegotiate the terms of the existing employment agreement(incorporated by reference to Exhibit 10.1 to Form 10-KSB, file number 000-26740, filed for the fiscal year ended September 30, 1996). Prior to this, in April 1997 the Board of Directors negotiated a step aside contract with Dr. Stucki where he would step down as Chief Executive Officer but remain as Chairman. Four days later the Board asked Dr. Stucki to return to the position of CEO. Upon finalizing Dr. Stucki's and Dr. Jones's contracts, the Company will file the appropriate 8-Ks.

     There are two agreements with respect to Jay R. Stucki. One for legal services and one as Chief Financial Officer (CFO). Mr. R. Stucki agreed to forgo the base salary as general counsel while operating in the combined positions. The Board negotiated a new contract for the CFO to be effective June 1, 1997 for a two year period. The CFO agreement provides for annual compensation of $110,000. The Company is obligated to issue Mr. Stucki 30,000 shares of Common Stock and options to purchase 200,000 shares of Common Stock the effective date of this agreement. In addition, Mr. Stucki will be entitled to the same shares and options, at the then fair market value price, in year two and shall vest upon the anniversary date of his employment agreement.

     Under the legal services agreement, Mr. Jay R. Stucki's annual base compensation is $75,000 (base forgone while CFO). The Company is also obligated to pay the Employees student loans (treated as compensation). This agreement can be canceled at any time by either party but sets forth penalties under certain conditions. Additionally, Mr. Stucki is entitled to operate a law firm to engage in legal services that are not related to the Company if there is no conflict of interest, time permits, and the firm pays for non-Company costs. As general Counsel for the Company, there are no attorney fees billed to the Company. In June of 1997, Jay R. Stucki, formed a Legal Professional Limited Liability Company called Stucki & Associates, PLLC.

     The agreement with respect to Mr. Sommerhauser commenced on June 10, 1996 and terminated with his resignation in March 1997. It provides for annual compensation of $84,000. Furthermore, Mr. Sommerhauser received 1,000 shares of Common Stock and all compensation was canceled with his resignation.

     The term of Mr. York's employment with the Company commenced December 2, 1996 and terminated with his resignation in March 1997. Mr. York's employment agreement provides for annual compensation of $120,000. All compensation was canceled with his resignation.

     Dr. Jeffrey Jones is employed by United Chiropractic Clinic of Uptown, Inc., a subsidiary of the Company, as a clinic director providing chiropractic services at the New Orleans Uptown clinic. Dr. Jones' prior contract provides for an annual salary of $200,000 or 50% of the Clinic Net Revenue, which ever is greater. See Exhibit 10.4 of the 1996 Form KSB.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information regarding the ownership of the Company's Common Stock as of December 31, 1997, by (i) each known beneficial owner of more than five percent (5%) of the outstanding Common Stock, (ii) each current Director, (iii) the Chief Executive Officer, and (iv) the executive officers and Directors as a group. All share numbers are provided based on information supplied to management of the Company by the respective individuals and members of the group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

                                                                                PERCENT
                                                         NUMBER OF SHARES      OF CLASS
                                                         ----------------      --------
Joseph W. Stucki(1)                                         2,530,559           25.65%
1300 W. Walnut Hill Lane
Suite 275
Irving, Texas 75038

Jay R. Stucki (2)                                              35,000           *
1300 W. Walnut Hill Lane
Suite 275
Irving, Texas 75038

Jeffrey Jones(3)                                            1,015,957           10.29%
807 S. Carrollton Avenue
New Orleans, LA 70118

Officers and Directors as a group (3 persons)               3,581,516           36.31%


*    less than (1%)

(1) Dr. Stucki is the Chief Executive Officer, President and Chairman of the Board of Directors of the Company. The number of shares reported does not include 150,000 and 50,000 shares issuable upon exercise of options at $2.00 and 2.34 respectively, per share which options are currently exercisable and expire August 15, 1998, and May 30, 2002.

(2) Jay R. Stucki is the Chief Financial Officer, Vice President, and General Counsel of the Company. The number of shares reported does not include 200,000 options issuable upon exercise of options at $2.34 per share which options are currently exercisable and expire May 30, 2002.

(3) Dr. Jones is a Director of the Company. The number of shares reported includes (i) 60,000 shares issuable upon exercise of options at $2.00 per share which options are currently exercisable and expire August 15, 1998 and (ii) 13,750 shares issuable upon exercise of warrants at $5.00 per share which warrants are currently exercisable and 6,250 of which expire May 3, 1998 and 7,500 of which expire October 1, 1998.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company received an unsecured bridge loan, represented by two notes, from Pangloss International, S.A. in the aggregate principal amount of $700,000. Mr. Ronald Potts, a Director of the Company from June through December 1996, owns a significant interest in Pangloss International, S.A. The notes bore interest at 10% and were repaid in November 1996. Further, Mr. Potts was granted 100,000 options at $3.00 each. Mr. Potts exercised these options in August of 1997.

     The Company had an unsecured note payable to Dr. Stucki in the principal amount of $153,753 (see Note 7). The note bears interest at 7.5% and was due, along with the principal amount outstanding, on January 31, 1996. The note originated as a result of the acquisition of equipment by the Company from such stockholder for common stock and a note of $125,067. Subsequent advances increased the note to $153,753. Conversely the stockholder claimed offsets to this note. In March of 1997 the Board appointed a committee to reconcile the differences. In August 1997, the board determined and passed a resolution that each parties claims were offsetting and neither party owed the other. This note was written off.

     Certain stockholders of the Company had advances totaling $29,500 outstanding from the Company at September 30, 1997. Of this amount $22,000 belongs to employee/stockholder Dr. Jeff Jones and was added to his compensation in calendar year 1997 eliminating this note. The Company believes that all amounts due from the other stockholder will be repaid in full.

     The four new board members were appointed in April of 1997, in accordance with the Wingate Agreement and are affiliated with Wingate. See Exhibit 10.12.

     See also footnote 8 to the Notes to Consolidated Financial Statements.



ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits Required by Item 601

     (1) The following financial statements are filed herewith in Item 7

          (i)   Consolidated Balance sheet as of September 30, 1997

          (ii) Consolidated Statements of Operations for the years ended September 30, 1997 and 1996.

          (iii) Consolidated Statement of Stockholders' Equity for the years ended September 30, 1997 and 1996.

          (iv) Consolidated Statements of Cash Flows for the years ended September 30, 1997 and 1996.

          (v)   Notes to Consolidated Financial Statements.

     (2)

          3.1 Certificate of Incorporation of American HealthChoice, Inc. (incorporated by reference to Exhibit 4.1 to Registration Statement on Form SB-2, Registration Number 33-09311, filed on July 31, 1996)

          3.2 Certificate of Amendment to Certificate of Incorporation of American HealthChoice, Inc. (incorporated by reference to Exhibit
               3.2 to Form 10-KSB, file number 000-26740, filed for the fiscal year ended September 30, 1996).

          3.3 Bylaws of American HealthChoice, Inc. (incorporated by reference to Exhibit 3.3 to Form 10-KSB, file number 000-26740, filed for the fiscal year ended September 30, 1996).

          10.1 Employment Agreement for General Counsel dated December 16, 1996, between American HealthChoice, Inc. and Jay R. Stucki.*

          10.2 Employment Agreement for Chief Financial Officer dated June 1, 1997 between American HealthChoice, Inc. and Jay R. Stucki.*

          10.3 1995 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.1 to Form 10-QSB, file number 33-30677-NY, filed for the quarter ended June 30, 1995).

          10.4 1995 Employee Stock Purchase Plan (incorporated by reference to
               Exhibit 10.3 to Form 10-QSB, file number 33-30677-NY, filed for the quarter ended June 30, 1995).

          10.5 1995 Employee Stock Option Plan Amendment 1996-1. (incorporated by reference to Exhibit 10.8 to Form 10-QSB, file number 000-26740, filed for the quarter ended June 30,1995).

          10.6 1995 Non-Employee Director Plan Amendment 1996-1. (incorporated by reference to Exhibit 10.9 to Form 10-KSB, file number 000-26740, filed for the fiscal year ended September 30, 1996).

          10.7 1995 Employee Stock Purchase Plan Amendment 1996-1.(incorporated by reference to Exhibit 10.10 to Form 10-KSB, file number 000-26740, filed for the fiscal year ended September 30, 1996).

          10.8 1997 Consultant Stock Plan, (incorporated by reference file number 333-26065, filed for the quarter ended March 31, 1997).

          10.9 1997 Consultant Stock Plan, (incorporated by reference file number 333-35581, filed for the quarter ended September 30,
                1997).

          10.10 1997 Executive Bonus Plan, (incorporated by reference file number 333-36475, filed for the quarter ended September 30,
                1997).

          10.11 Loan and Security Agreement dated December 30, 1996 between DVI Business Credit Corporation and American HealthChoice, Inc. (incorporated by reference to Exhibit 10.11 to Form 10-KSB, file number 000-26740, filed for the fiscal year ended September 30,
                1996).

          10.12 Investor Agreement dated March 19, 1997 between Wingate LLC and American HealthChoice, Inc.*

          21    List of Subsidiaries of American HealthChoice, Inc.

          27    Financial Data Schedule

         * Filed herewith


(b) The Company filed three (3) reports on Form 8-K during the quarter ended September 30, 1997. One report filed September 30, 1997 relating to the raise of capital through a Regulation "S" offering. Two reports dated August 5, 1997 and September 5, 1997, involved the changing of auditors. Since September 30, 1997, the Company filed a report on Form 8-K on November 26, 1997 involved the changing of auditors.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          AMERICAN HEALTHCHOICE, INC.

Date: January 12, 1998                    By:  /s/ Dr. J.W. Stucki
                                               Dr. J.W. Stucki, Chief Executive
                                               Officer and President

     In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


      SIGNATURE                               TITLE                                   DATE
      ---------                               -----                                   ----
/s/ Dr. J.W. Stucki                 Chief Executive Officer, President
    Dr. J.W. Stucki                 and Chairman of the Board
                                    (Principal Executive Officer)                  January 12, 1998

/s/ Jay R. Stucki                   Chief Financial Officer and
    Jay R. Stucki                   Vice President - Finance
                                    (Principal Financial and
                                    Accounting Officer)                            January 12, 1998

/s/ David Love                      Director, Chairman of Audit
    David Love                      Committee                                      January 12, 1998

/s/ Mandel Sherman                  Director
    Mandel Sherman                                                                 January 12, 1998

/s/ Dr. Jeff Jones                  Director
    Dr. Jeff Jones                                                                 January 12, 1998

/s/ Dr. Michael Smith               Director
    Dr. Michael Smith                                                              January 12, 1998

/s/ Robert DePalo                   Director
    Robert DePalo                                                                  January 12, 1998


                               INDEX TO EXHIBITS

     EXHIBIT
     NO.                      DESCRIPTION
     -------                  -----------
          3.1  Certificate of Incorporation of American HealthChoice, Inc.
               (incorporated by reference to Exhibit 4.1 to Registration
               Statement on Form SB-2, Registration Number 33-09311, filed on
               July 31, 1996)

          3.2  Certificate of Amendment to Certificate of Incorporation of
               American HealthChoice, Inc. (incorporated by reference to Exhibit
               3.2 to Form 10-KSB, file number 000-26740, filed for the fiscal year ended September 30, 1996).

          3.3 Bylaws of American HealthChoice, Inc. (incorporated by reference to Exhibit 3.3 to Form 10-KSB, file number 000-26740, filed for the fiscal year ended September 30, 1996).

          10.1 Employment Agreement for General Counsel dated December 16, 1996, between American HealthChoice, Inc. and Jay R. Stucki.*

          10.2 Employment Agreement for Chief Financial Officer dated June 1,
               1997 between American HealthChoice, Inc. and Jay R. Stucki.*

          10.3 1995 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.1 to Form 10-QSB, file number
               33-30677-NY, filed for the quarter ended June 30, 1995).

          10.4 1995 Employee Stock Purchase Plan (incorporated by reference to
               Exhibit 10.3 to Form 10-QSB, file number 33-30677-NY, filed for the quarter ended June 30, 1995).

          10.5 1995 Employee Stock Option Plan Amendment 1996-1. (incorporated by reference to Exhibit 10.8 to Form 10-QSB, file number
               000-26740, filed for the quarter ended June 30,1995).

          10.6 1995 Non-Employee Director Plan Amendment 1996-1. (incorporated by reference to Exhibit 10.9 to Form 10-KSB, file number
               000-26740, filed for the fiscal year ended September 30, 1996).



          10.7 1995 Employee Stock Purchase Plan Amendment 1996-1.(incorporated by reference to Exhibit 10.10 to Form 10-KSB, file number
                000-26740, filed for the fiscal year ended September 30, 1996).

          10.8 1997 Consultant Stock Plan, (incorporated by reference file number 333-26065, filed for the quarter ended March 31, 1997).

          10.9 1997 Consultant Stock Plan, (incorporated by reference file number 333-35581, filed for the quarter ended September 30,
                1997).

          10.10 1997 Executive Bonus Plan, (incorporated by reference file number 333-36475, filed for the quarter ended September 30,
                1997).

          10.11 Loan and Security Agreement dated December 30, 1996 between DVI
                Business Credit Corporation and American HealthChoice, Inc.
                (incorporated by reference to Exhibit 10.11 to Form 10-KSB, file number 000-26740, filed for the fiscal year ended September 30,
                1996).

          10.12 Investor Agreement dated March 19, 1997 between Wingate LLC and
                American HealthChoice, Inc.*

          21    List of Subsidiaries of American HealthChoice, Inc.*

          27    Financial Data Schedule*


         * Filed herewith