Form 10QSB
period 1997-12-31
AMERICAN HEALTHCHOICE INC /NY/
filed 1998-02-10
CIK 854862

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Quarterly Period Ended December 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number: 000-26740

                           AMERICAN HEALTHCHOICE, INC
                 (Name of small business issuer in its charter)

         New York                                         11-2931252
         --------                                         ----------
         (State or other jurisdiction of                  (I.R.S. Employer
          incorporation or organization)                  Identification number)

         1300 W. Walnut Hill Lane Suite 275, Irving, TX   75038
         ----------------------------------------------   -----
         (Address of principal executive offices)         (Zip code)

         Issuer's telephone number:  972.751.1900

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes [X]           No [ ]

         As of December 31, 1997, there were outstanding 9,870,614 shares of the issuer's Common Stock, par value $.001 per share.

Transitional Small Business Disclosure Format

         Yes [X]           No [ ]

                           AMERICAN HEALTHCHOICE, INC.

                       QUARTERLY REPORT ON FORM 10-QSB FOR
                         QUARTER ENDED DECEMBER 31, 1997


                                      INDEX


                                                                            PAGE
                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements
                   Condensed Consolidated Balance Sheets......................3
                   Condensed  Consolidated Statements of Income...............4
                   Condensed Consolidated Statements of Cash Flows............5
                   Notes to Condensed Consolidated Financial Statements.......6

Item II.  Management's Discussion and Analysis of Results of Operations and
                   Financial Condition........................................7

                                     PART II
                                OTHER INFORMATION

Item I.            Legal Proceedings.........................................10
Item II.           Changes in Securities.....................................10
Item III.          Defaults Upon Senior Securities...........................10
Item IV.           Submission of Matters to a Vote of Securities Holders.....10
Item V.            Other Information.........................................10
Item VI.           Exhibits and Reports of Form 8-K..........................10

Signatures...................................................................11

                                     PART I
                              FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                           AMERICAN HEALTHCHOICE, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       September 30,        December 31,
                                                                           1997                1997
                                                                                 (unaudited)
                                     ASSETS
CURRENT ASSETS:
   Cash                                                                 $  1,123,001        $    582,770
   Accounts Receivable, less allowance for doubtful accounts
      of $7,239,277 at September 30, 1997 and $ 7,645,596 at
      December 31, 1997                                                    8,701,643           8,392,423
   Advances and notes receivable                                             340,059             342,246
   Other current assets                                                      125,448             108,481
                                                                        ------------        ------------
             Total current assets                                         10,290,151           9,425,920
   Property and equipment, net                                             1,683,706           1,644,831
   Goodwill, net                                                             448,112             446,038
   Other assets                                                               15,460              15,460
                                                                        ------------        ------------
             Total assets                                               $ 12,437,429        $ 11,532,249
                                                                        ============        ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt                                    $    506,827        $    455,184
   Current portion of capital lease obligations                              133,453             100,940
   Accrued payroll and payroll taxes                                         266,464             279,339
   Accounts payable and accrued expenses                                   1,096,329             954,996
   Income taxes                                                               31,629                --
   Convertible debenture                                                   3,550,000           3,550,000
                                                                        ------------        ------------
              Total current liabilities                                    5,584,702           5,340,459
   Long-term debt, less current portion                                      471,465             471,465
   Capital lease obligations, less current portion                           311,085             308,702
                                                                        ------------        ------------
              Total liabilities                                            6,367,252           6,120,626

   Commitments

STOCKHOLDERS' EQUITY
   Preferred stock, $.001 par value; 5,000,000 shares authorized;
      none issued
   Common stock, $.001 par value; 115,000,000 shares authorized;
      9,870,614 shares issued and outstanding                                  9,871               9,871
   Options to acquire common stock                                           685,664             685,664
   Additional paid-in capital                                             12,003,258          12,003,258
   Accumulated deficit                                                    (6,628,616)         (7,287,170)
                                                                        ------------        ------------
                Total stockholders' equity                                 6,070,177           5,411,623
                                                                        ------------        ------------
                Total liabilities and stockholders' equity              $ 12,437,429        $ 11,532,249
                                                                        ============        ============


                        See accompanying notes to these
         unaudited interim condensed consolidated financial statements.

                           AMERICAN HEALTHCHOICE, INC.
                                AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                     Three Months Ended
                                                        December 31,
                                                   1996               1997
                                               ------------------------------
NET PATIENT REVENUES                           $ 2,530,623        $ 1,917,962
OPERATING EXPENSES:
   Compensation and benefits                     2,460,293          1,600,341
   Advertising and promotion                       181,342             88,263
   Depreciation and amortization                   112,047             67,219
   General and administrative                    1,499,529            903,572
                                               -----------        -----------
         Total operating expenses                4,253,211          2,659,395
                                               -----------        -----------

OTHER INCOME (EXPENSE):
   Interest Income                                    --                6,933
                                               -----------        -----------
         Total other income                           --                6,933
                                               -----------        -----------
LOSS BEFORE INCOME TAXES AND PRO FORMA
         INCOME TAXES                           (1,722,588)          (734,500)

INCOME TAXES:
   Current                                         (72,348)              --
   Deferred                                       (456,486)              --
                                               -----------        -----------
         Total income taxes                       (528,834)              --
                                               -----------        -----------

NET LOSS BEFORE PRO FORMA INCOME TAXES          (1,193,754)          (734,500)

   Pro forma income tax benefit                   (115,413)              --
                                               -----------        -----------

NET LOSS AFTER PRO FORMA INCOME TAXES          $(1,078,341)       $  (734,500)
                                               ===========        ===========

BASIC EARNINGS PER SHARE AFTER PRO FORMA
         INCOME TAXES                          $      (.15)       $      (.09)
                                               ===========        ===========

WEIGHTED AVERAGE COMMON SHARES
         OUTSTANDING                             7,228,865          8,082,426
                                               ===========        ===========


                        See accompanying notes to these
         unaudited interim condensed consolidated financial statements.

                           AMERICAN HEALTHCHOICE, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Three Months Ended
                                                                              December 31,
                                                                          1996               1997
                                                                      -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                         $(1,193,754)       $  (734,500)
   Adjustments to reconcile net loss to net cash from
      operating activities:
         Allowance for doubtful accounts                                1,553,684            406,319
         Deferred taxes                                                  (528,834)              --
         Depreciation and amortization                                    112,047             67,219
         Gain on write off of note payable                                (79,363)              --
         Change in operating assets and liabilities, net:
            Accounts receivable-trade                                  (1,704,315)           (97,099)
            Other current assets                                          277,470            (16,967)
            Accounts payable and accrued expenses                         120,362           (160,087)
            Other, net                                                   (160,587)           109,881
                                                                      -----------        -----------
               Net cash used in operating activities                   (1,603,290)          (425,234)
                                                                      -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Advances and notes receivables, net                                       --               (2,187)
   Purchases of property and equipment                                   (306,256)           (26,272)
   Write off of goodwill                                                  160,000               --
   Other assets                                                              --                 --
                                                                      -----------        -----------
               Net cash used in investing activities                     (146,256)           (28,459)
                                                                      -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from bridge loan                                            2,200,000               --
   Proceeds from capital leases                                           186,040               --
   Payments on notes payable and capital leases                          (831,370)           (86,538)
   Proceeds from sale of stock options                                     43,750               --
   Notes to stockholder                                                  (131,370)              --
   Proceeds from revolving credit                                         624,133               --
   Write off of note payable                                             (166,361)              --
                                                                      -----------        -----------
               Net cash provided (used) by financing activities         1,924,822            (86,538)
                                                                      -----------        -----------

Increase (decrease) in cash                                               175,276           (540,231)

CASH, beginning of period                                                 159,166          1,123,001
                                                                      -----------        -----------
CASH, end of period                                                   $   344,442        $   582,770
                                                                      ===========        ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
Stock subscription related to bridge loan                             $   970,200        $      --
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

1.   ORGANIZATION, BUSINESS, AND OPERATING LOSSES

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

2.   BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the disclosures made are adequate to make the information presented not misleading, and the condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of December 31, 1997, results of operations for the three months ended December 31, 1996 and 1997, and cash flows for the three months ended December 31, 1996 and 1997.

The results of operations for the three months ended December 31, 1997 are not necessarily indicative of the results to be expected for the full year. It is suggested that the December 31, 1997 financial information be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB dated September 30, 1997.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation policy - The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material inter-company accounts and transactions have been eliminated in consolidation.

Net patient revenues - Revenue is recognized upon performance of services. Substantially all of the Company's revenues are derived from personal injury claims, claims filed on major medical policies, worker's compensation policies, Medicare, and Medicaid. Allowances for discounts on services provided are recognized in the periods the related revenue is earned. Allowances are maintained at levels considered appropriate by management based upon historical charge-off experience and other factors deemed pertinent by management.

Property and equipment, net - Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided over the estimated useful lives of the related assets, primarily using the straight line method. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the improvements.

Goodwill - Goodwill arose from the Company's acquisitions of various clinics and is being amortized on the straight-line method over 20 years.

4.   STOCKHOLDERS' EQUITY

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

In September 1997 the Company sold two 8% Cumulative Convertible Debentures all dated September 12, 1997 in the aggregate amount of three million five hundred fifty thousand dollars ($3,550,000) in a Regulation S offering. The Debentures are convertible after 82 days at a conversion price equal to eighty (80%) of the average closing bid price of the shares of common stock of the Company as quoted on NASDAQ for the five (5) trading days preceding the date of conversion. The interest on the note is payable in cash or in kind as shares. The investment banking firm received $461,500 for all fees. As of February 2, 1998, the Debentures had not been converted. Financing costs including interest for the Debentures was recorded in the fourth quarter and subsequent interest was recorded in the first quarter 1998.

The holders of any preferred stock which might be issued shall have such rights, preferences and privileges as may be determined by the Company's board of directors. Currently there are no holders of preferred stock.

5.   PENDING ACQUISITIONS

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

RESULTS OF OPERATIONS

Comparison of three months ended December 31, 1997 to three months ended December 31, 1996:

For the three months ended December 31, 1997, net revenues amounted to $1,917,962 compared to $2,715,559 for the same period in 1996. Although this was a decrease in net patient revenues of 24%, operating costs were decreased an even greater 37%. These decreases from 1996 was a result of the Company's cost reduction efforts over the past year which included the closure of five unprofitable clinics. The Company's net patient revenues for the three months ended December 31, 1997; as a percentage of total revenues, for medical, chiropractic, and physical therapy services amounted to 57%, 37%, and 6% respectively, compared to 51% and 49%, (physical therapy was not separated in 1996) respectively, for the three months ended December 31, 1996.

The Company's operations are labor intensive with salaries and benefits comprising the single largest item in operations. For the three months ended December 31, 1997, compensation and benefits were $1,641,341 compared to $2,460,293 the three months ended December 31, 1996 or a decrease of $818,952 or 33.3%. This decrease is a direct result of the Company's cost reduction efforts over the past year which included the closure of five unprofitable clinics.

General and administrative expenses for the three months ended December 31, 1997 was $903,246 compared to $1,499,529 for the three months ended December 31, 1996 or a decrease of $596,283 or 66%. This decrease again reflects the cost cuts implemented by the Company. The Company is continuing its efforts to reduce costs and boost revenues by updating fee sheets, restructuring marketing, reducing and restructuring debt as much as possible; instituting a new budgetary process for all clinics and corporate management, installation of a new computer system to provide greater data management for accounts receivables, and establishment of internal audit and collection administration functions to provide consistency and procedural structure within the clinics. The Company believes that the effect of these and other changes that are still being implemented will be reflected to a greater extent in the upcoming quarters.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1997, the Company had cash and working capital of $582,770 and $4,084,461 respectively. The Company's primary current asset is accounts receivable which represent amounts due from patients for services rendered. Approximately 70% of the Company's accounts receivable at December 31, 1997 represent receivables from the delivery of chiropractic and physical therapy services, of which the majority represent personal injury claims which are typically collected once the lawsuit or claim to which they relate is settled. As a result, the Company's collections on personal injury claims are often more than a year after the services are rendered. This extended collection period can and does cause cash flow difficulties. In addition, the Company has been inadequately capitalized from inception to meet its current operational requirements and to fund future acquisitions.

                           PART II. OTHER INFORMATION

ITEM I.   LEGAL PROCEEDINGS

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

The Company was served a Complaint on January 26, 1998 alleging unspecified damages arising from trademark infringement and related claims. The Company has retained a law firm and is currently evaluating the allegations. The case is filed in the United States District Court, Southern District of Texas, Houston Division.

The Company is not involved in any other material litigation nor is management aware of any pending litigation that would substantially impact the Company's financial position

ITEM 2.   CHANGES IN SECURITIES

There were no changes in securities during the three months ended December 31, 1997.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the three months ended December 31, 1997.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS AND REPORTS OF FORM 8-K

The Company filed a report on Form 8-K on November 26, 1997 involved the changing of auditors. Since December 31, 1997, no other Form 8-K's have been filed.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                AMERICAN HEALTHCHOICE, INC.

Date: February 10, 1998         By: /s/ Dr. J.W. Stucki
                                    Dr. J.W. Stucki, Chief Executive
                                    Officer and President

Date: February 10, 1998         By: /s/Jay R. Stucki
                                    Jay R. Stucki, Chief Financial Officer and
                                    Vice President - Finance
                                    (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS

Exhibit No.            Description
-----------            -----------
27                     Financial Data Schedule