Form 10QSB
period 1998-03-31
AMERICAN HEALTHCHOICE INC /NY/
filed 1998-05-15
CIK 854862

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB


[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                   ACT OF 1934

                  For the Quarterly Period Ended March 31, 1998

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                  ACT OF 1934

                        Commission File Number 000-26740

                           AMERICAN HEALTHCHOICE, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


                   New York                                       11-2931252
                   --------                                       ----------
       (State or Other Jurisdiction of                       (I.R.S. Employer
         Incorporation or Organization)                      Identification No.)

1300 West Walnut Hill Lane, Suite 275, Irving, Texas                 75038
----------------------------------------------------                 -----
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

         Yes [X]            No [  ]

         As of March 31, 1998, there were outstanding 10,701,751 shares of the issuer's Common Stock, par value $.001 per share.

Transitional Small Business Disclosure Format

          Yes [  ]                  No [X]

                           AMERICAN HEALTHCHOICE, INC.

                     QUARTERLY REPORT ON FORM 10-QSB FOR THE
                          QUARTER ENDED MARCH 31, 1998




                                      INDEX

                                                                                                                   PAGE
PART I.  FINANCIAL INFORMATION                                                                                     NUMBER
                                                                                                                   ------
         ITEM 1.           Condensed Consolidated Balance Sheets.....................................................F-3

                           Condensed Consolidated Statements of Income...............................................F-4

                           Condensed Consolidated Statements of Cash Flows...........................................F-5

                           Notes to Condensed Consolidated Financial Statements......................................F-6

         ITEM 2.           Management's Discussion and Analysis of Results of Operation
                                    and Financial Condition..........................................................F-8

PART II.  OTHER INFORMATION

         ITEM 1.           Legal Proceedings........................................................................F-11

         ITEM 2.           Changes in Securities ...................................................................F-12

         ITEM 3.           Defaults Upon Senior Securities..........................................................F-12

         ITEM 4.           Submission of Matters to a Vote of Securities Holders....................................F-12

         ITEM 5.           Other Information........................................................................F-12

         ITEM 6.           Exhibits and Reports on Form 8-K.........................................................F-12

SIGNATURES..........................................................................................................F-13

                          PART I. FINANCIAL INFORMATION


ITEM I.  FINANCIAL STATEMENTS

                           AMERICAN HEALTHCHOICE, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                      September 30,           March 31,
                                                                                           1997                 1998
                                                                                      -------------           ---------
                                                                                                             (unaudited)
                                     ASSETS
                                     ------

CURRENT ASSETS:
   Cash                                                                                $  1,123,001         $    250,985
   Accounts receivable, less allowance for doubtful accounts of $7,239,277
        in 1997 and $8,130,676 in 1998                                                    8,701,643            8,164,486
   Advances and notes receivable                                                            340,059              343,903
   Other current assets                                                                     125,448              119,891
                                                                                       ------------         ------------
            Total current assets                                                         10,290,151            8,879,265
PROPERTY AND EQUIPMENT, net                                                               1,683,706            1,582,274
GOODWILL, net                                                                               448,112              439,816
OTHER ASSETS                                                                                 15,460               23,552
                                                                                       ------------         ------------
            Total assets                                                               $  2,437,429         $ 10,924,907
                                                                                       ============         ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
   Current portion of long-term debt                                                   $    506,827         $    428,993
   Current portion of capital lease obligations                                             133,453               69,382
   Accrued payroll and payroll taxes                                                        266,464              277,646
   Accounts payable and accrued expenses                                                  1,096,329            1,097,624
   Income taxes                                                                              31,629                   --
   Convertible Debenture                                                                  3,550,000            2,855,000
                                                                                       ------------         ------------
            Total current liabilities                                                     5,584,702            4,728,645
Long-term debt, less current portion                                                        471,465              471,465
Capital lease obligations, less current portion                                             311,085              308,184
                                                                                       ------------         ------------
            Total liabilities                                                             6,367,252            5,508,294

STOCKHOLDERS' EQUITY:
   Preferred stock, $.001 par value; 5,000,000 shares authorized; none issued                    --                   --
   Common stock, $.001 par value; 115,000,000 shares authorized; 9,870,614
        shares issued and outstanding in 1997 and 10,701,751 in 1998                          9,871               10,702
   Options to acquire common stock                                                          685,664              685,664
   Additional paid-in capital                                                            12,003,258           12,723,371
   Retained earnings                                                                     (6,628,616)          (8,003,124)
                                                                                       ------------         ------------
            Total stockholders' equity                                                    6,070,177            5,416,613
                                                                                       ------------         ------------
            Total liabilities and stockholders' equity                                 $ 12,437,429         $ 10,924,907
                                                                                       ============         ============




               See accompanying notes to these unaudited interim
                  condensed consolidated financial statements.

                           AMERICAN HEALTHCHOICE, INC.
                                AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                        Three Months Ended                         Six Months Ended
                                                             March 31,                                March 31,
                                                -----------------------------------       ---------------------------------
                                                        1997                 1998                 1997                1998
                                                ------------         ------------         ------------         ------------
                                                 (unaudited)          (unaudited)          (unaudited)          (unaudited)

NET PATIENT REVENUES                            $  2,689,613         $  1,863,742         $  5,220,236         $  3,781,705
OPERATING EXPENSES:
   Compensation and benefits                       2,354,336            1,502,905            4,814,629            3,103,246
   Advertising and promotion                         138,400               63,869              319,742              170,243
   Depreciation and amortization                     117,278               61,777              229,325              128,997
   General and administrative                      1,319,160              954,807            2,818,689            1,840,267
                                                ------------         ------------         ------------         ------------
            Total operating expenses               3,929,174            2,583,358            8,182,385            5,242,753
                                                ------------         ------------         ------------         ------------
OTHER INCOME (EXPENSE):
   Interest Income                                        --                5,211                   --               12,145
                                                ------------         ------------         ------------         ------------
            Total other income                            --                5,211                   --               12,145
                                                ------------         ------------         ------------         ------------

LOSS BEFORE INCOME TAXES AND PRO FORMA
   INCOME TAXES                                   (1,239,561)            (714,405)          (2,962,149)          (1,448,903)

INCOME TAXES:
   Current                                           (38,162)                  --             (110,510)                  --
   Deferred                                         (240,787)                  --             (697,273)                  --
                                                ------------         ------------         ------------         ------------
            Total income taxes                      (278,949)                  --             (807,783)                  --
                                                ------------         ------------         ------------         ------------

NET LOSS BEFORE PRO FORMA INCOME TAXES              (960,612)            (714,404)          (2,154,366)          (1,448,903)

   Pro forma income tax benefit                           --                   --                   --                   --
                                                ------------         ------------         ------------         ------------

NET LOSS AFTER PRO FORMA INCOME TAXES           $   (960,612)        $   (714,404)        $ (2,154,366)        $ (1,448,903)
                                                ============         ============         ============         ============

BASIC EARNINGS PER SHARE AFTER PRO FORMA
    INCOME TAXES                                $       (.13)        $       (.07)        $       (.29)        $       (.14)
                                                ============         ============         ============         ============

WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING                                    7,492,246           10,158,935            7,373,989           10,013,190
                                                ============         ============         ============         ============



               See accompanying notes to these unaudited interim
                  condensed consolidated financial statements.

                          AMERICAN HEALTHCHOICE, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         Six Months Ended
                                                                                             March 31,
                                                                                 --------------------------------
                                                                                     1997                1998
                                                                                 -----------         -----------
                                                                                  (unaudited)         (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                    $(2,154,366)        $(1,448,903)
   Adjustments to reconcile net income to cash from operating activities:
        Allowance for doubtful accounts                                            2,103,799             891,399
        Depreciation and amortization                                                229,325             128,997
        Gain on write-off of note payable                                            (79,363)                 --
        Common stock issued in connection with financing and consulting              508,081                  --
        Change in operating assets and liabilities, net:
            Accounts receivable-trade                                             (2,526,235)           (354,242)
            Other current assets                                                     347,322              (5,557)
            Deferred taxes                                                          (807,783)                 --
            Accounts payable and accrued expenses                                    206,145             (19,152)
            Other, net                                                               (11,462)             73,162
                                                                                 -----------         -----------
                Net cash used in operating activities                             (2,184,537)           (734,296)
                                                                                 -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Advances and notes receivable, net                                                (66,963)             (3,844)
   Purchases of property and equipment                                              (528,655)             10,930
   Write off of goodwill                                                             160,000                  --
                                                                                 -----------         -----------
                Net cash used in investing activities                               (435,618)              7,086
                                                                                 -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from bridge loan                                                       2,200,000                  --
   Proceeds from capital leases                                                      304,204                  --
   Payments on notes payable and capital leases                                     (186,163)           (144,806)
   Proceeds from sale of stock option                                                 43,750                  --
   Proceeds from revolving credit                                                    354,744                  --
   Write-off of note payable                                                        (166,361)                 --
   Common stock issued for capital additions                                          51,156                  --
   Cash advances from (to) stockholders, net                                              --                  --
                                                                                 -----------         -----------

                Net cash provided by financing activities                          2,601,330            (144,806)
                                                                                 -----------         -----------

DECREASE IN CASH                                                                     (18,825)           (872,016)

CASH, beginning of period                                                            159,166           1,123,001
                                                                                 -----------         -----------

CASH, end of period                                                              $   140,341         $   250,985
                                                                                 ===========         ===========



SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
   Stock issued for financing charges                                                189,875                  --
   Stock issued for clinic                                                            51,156                  --
   Stock issued for consulting                                                        24,500                  --
   Stock subscription related to bridge loan                                         970,200                  --
                                                                                 -----------         -----------
                                                                                 $ 1,235,731         $        --
                                                                                 ===========         ===========



               See accompanying notes to these unaudited interim
                  condensed consolidated financial statements.

1.  ORGANIZATION AND BUSINESS:

American HealthChoice, Inc. and subsidiaries (the Company) consists of a parent company and twenty-two clinics providing medical, physical therapy, and chiropractic services in San Antonio, McAllen, Brownsville, and Houston, Texas, New Orleans, Louisiana, and in the metro area of Atlanta, Georgia. Additionally, the Company owns one center that provides diagnostic services. Four of the physical therapy clinics are statically located next to a corresponding chiropractic clinic. Substantially all of the Company's revenues are derived from chiropractic, physical therapy and medical services provided to individuals living in the vicinity of the clinics.

2.  BASIS OF PRESENTATION:

The accompanying condensed consolidated financial statements have been prepared by the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the disclosures made are adequate to make the information presented not misleading, and the condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1998, results of operations for the six months ended March 31, 1997 and 1998, and cash flows for the six months ended March 31, 1997 and 1998.

The results of operations for the six months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year. It is suggested that the March 31, 1998 financial information be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB dated September 30, 1997.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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



               See accompanying notes to these unaudited interim
                  condensed consolidated financial statements.

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

In November and December 1996, the Company obtained $2,200,000 in a private placement of promissory notes. The notes bear interest at 10% and are due the earlier of twelve months after the final closing of the private placement or the closing of a public offering of the Company's equity securities which produces gross proceeds of at least $10 million. The Company issued 198,000 shares of its common stock to the note holders at a cost of $.001 per share. The notes are collateralized by account receivables, furniture, fixtures and equipment, and all other assets of the Company to the extent not encumbered. The cost of arranging the bridge loan was 5% of the loan ($110,000) and 13,750 shares valued at $4.90 per share, an additional cost of $177,000 amortized over the term of the note.

For the first quarter of fiscal year 1997, the Company issued 38,700 shares of common stock in connection with an amendment to several notes. The Company issued 2,500 shares of common stock to a new Board member for agreeing to serve on the Company's Board.

In September 1997 the Company sold two 8% Cumulative Convertible Debentures all dated September 12, 1997 in the aggregate amount of three million five hundred fifty thousand dollars ($3,550,000) in a Regulation S offering. The Debentures are convertible after 82 days at a conversion price equal to eighty (80%) of the average closing bid price of the shares of common stock of the Company as quoted on the Nasdaq SmallCap Market for the five (5) trading days preceding the date of conversion. The interest on the note is payable in cash or in kind as shares. The investment banking firm received $461,500 for all fees. As of May 14, 1998, only $915,000 of the Debentures had been converted. Financing costs including interest for the Debentures was recorded in the fourth quarter and subsequent interest was recorded in the first and second quarter of fiscal 1998.

The holders of any preferred stock which might be issued shall have such rights, preferences and privileges as may be determined by the Company's board of directors. Currently there are no holders of preferred stock.

5.    PENDING ACQUISITIONS

The Company continually has groups approach the Company about the possibility of merging or being acquired by the Company. Though the Company's efforts are geared towards the current operations, the Company is now looking for opportunities for growth. The Company has entered into letters of intent to acquire various companies from time to time. These potential acquisitions are subject to due diligence, further negotiations, execution of definitive agreements and the success of the Company to obtain additional funds (total or partial) for the acquisition price. Currently, there are no pending acquisitions because management's attention over the last fiscal year was directed at the Company's financial performance



               See accompanying notes to these unaudited interim
                  condensed consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company now owns 19 clinics due to the closure of two clinics and one clinic returned in a settlement agreement. Of the 19 clinics, four of these are physical therapy clinics located next to other Company clinics. Additionally, the Company owns one center that provides diagnostic services. The clinics are located in three states: Texas, Louisiana, and Georgia. This is a decrease of eight clinics over the prior fiscal year and are noted with an asterisk. The following chart details the clinics, locations, metropolitan areas served, services provided, and date acquired or commenced operation by the Company.

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

United Chiropractic                 New Orleans, LA           New Orleans       chiropractic              7/94
New Orleans East

United Chiropractic
Uptown                              New Orleans, LA           New Orleans       chiropractic              7/94

Peachtree Medical Center            Atlanta, GA               Atlanta           internal medicine         2/96
of Northside**

Peachtree Corners                   Norcross, GA              Atlanta           primary medical care,     9/95
Medical Center                                                                  urgent care

Peachtree Medical Center            Marietta, GA              Atlanta           internal medicine         2/96
of Windy Hill*

Peachtree Medical Center            Conyers, GA               Atlanta           primary medical care      2/96
of Conyers

Peachtree Medical Center            McDonough, GA             Atlanta           primary medical care      2/96
of McDonough

Valley Family Health                McAllen, TX               McAllen           chiropractic              1/96
Center



               See accompanying notes to these unaudited interim
                  condensed consolidated financial statements.

Valley Family Health                Weslaco, TX               Weslaco           primary medical care       7/96
Center*

University MediClinic*              College Station, TX       College Station   primary medical care       7/96
ACME Brownsville                    Brownsville, TX           Rio G. Valley     chiropractic               7/96
Chiropractic

Corpus Christi Medical*             Corpus Christi, TX        Rio G. Valley     primary medical care       8/96

Southmost Medical Clinic***         Brownsville, TX           Rio G. Valley     primary medical care       9/96

Disability Medicine***              McAllen, TX               McAllen           primary medical care       7/96


 *   Clinics closed in second quarter of 1997.
**   Clinic returned under settlement agreement "Item 1. Legal Proceedings".
***  Clinics closed in third quarter of 1998

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

RESULTS OF OPERATIONS

Comparison of three months ended March 31, 1998 to three months ended March 31, 1997

For the three months ended March 31, 1998, net revenues amounted to $1,863,742 compared to $2,689,613 for the same period in 1997. Although this was a decrease in net patient revenues of approximately 30%, operating costs were decreased an even greater 34%. These decreases from 1997 were a result of the Company's cost reduction efforts over the past year which included the closure of unprofitable clinics. The Company's net patient revenues for the three months ended March 31, 1998; as a percentage of total revenues, for medical, chiropractic, and physical therapy services amounted to 57%, 38%, and 5% respectively, compared to 51% and 49%, (physical therapy was not separated in 1997) respectively, for the three months ended March 31, 1997.

The Company's operations are labor intensive with salaries and benefits comprising the single largest item in operations. For the three months ended March 31, 1998, compensation and benefits were $1,502,905 compared to $2,354,336 the three months ended March 31, 1997 or a decrease of $852,431 or 36%. This decrease is a direct result of the Company's cost reduction efforts over the past year which included the closure of unprofitable clinics.

General and administrative expenses for the three months ended March 31, 1998 was $954,807 compared to $1,319,160 for the three months ended March 31, 1997 or a decrease of $364,353 or 28%. This decrease again reflects the cost cuts implemented by the Company. The Company is continuing its efforts to reduce costs and boost revenues by updating fee sheets, restructuring marketing, reducing and restructuring debt as much as possible; instituting a new budgetary process for all clinics and corporate management, installation of a new computer system to provide greater data management for account receivables, and establishment of internal audit and collection administration functions to provide consistency and procedural structure within the



               See accompanying notes to these unaudited interim
                  condensed consolidated financial statements.

clinics. The Company believes that the effect of these and other changes that are still being implemented will be reflected to a greater extent in the upcoming quarters.

Comparison of six months ended March 31, 1998 to six months ended March 31, 1997

For the six months ended March 31, 1998, net revenues amounted to $3,781,705 compared to $5,220,236 for the same period in 1997. Although this was a decrease in net patient revenues of approximately 27%, operating costs were decreased an even greater 36%. These decreases from 1997 were a result of the Company's cost reduction efforts over the past year that included the closure of unprofitable clinics. The Company's net patient revenues for the six months ended March 31, 1998; as a percentage of total revenues, for medical, chiropractic, and physical therapy services amounted to 57%, 37%, and 6% respectively, compared to 51% and 49%, (physical therapy was not separated in 1997) respectively, for the six months ended March 31, 1997.

The Company's operations are labor intensive with salaries and benefits comprising the single largest item in operations. For the six months ended March 31, 1998, compensation and benefits were $3,103,246 compared to $4,814,629 the six months ended March 31, 1997 or a decrease of $1,711,383 or 36%. This decrease is a direct result of the Company's cost reduction efforts over the past year that included the closure of five unprofitable clinics.

General and administrative expenses for the six months ended March 31, 1998 was $1,840,267 compared to $2,818,689 for the six months ended March 31, 1997 or a decrease of $978,422 or 35%. This decrease again reflects the cost cuts implemented by the Company. The Company is continuing its efforts to reduce costs and boost revenues by updating fee sheets, restructuring marketing, reducing and restructuring debt as much as possible; instituting a new budgetary process for all clinics and corporate management, installation of a new computer system to provide greater data management for account receivables, and establishment of internal audit and collection administration functions to provide consistency and procedural structure within the clinics. The Company believes that the effect of these and other changes that are still being implemented will be reflected to a greater extent in the upcoming quarters.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1998, the Company had cash and working capital of $250,985 and $4,150,620 respectively. The Company's primary current asset is account receivables which represent amounts due from patients for services rendered. Approximately 73% of the Company's net account receivables at March 31, 1998 represent receivables from the delivery of chiropractic and physical therapy services, of which the majority represent personal injury claims which are typically collected once the lawsuit or claim to which they relate is settled. As a result, the Company's collections on personal injury claims are often more than a year after the services are rendered. This extended collection period can and does cause cash flow difficulties. In addition, the Company has been inadequately capitalized from inception to meet its current operational requirements and to fund future acquisitions.




               See accompanying notes to these unaudited interim
                  condensed consolidated financial statements.

                           PART II. OTHER INFORMATION



ITEM 1.   LEGAL PROCEEDINGS

On April 14, 1998, the American Arbitration Association, Atlanta Ga., issued an award to the Company concerning their Northside clinic located in Atlanta, Ga., against the doctor who was the original seller of that clinic. The doctor alleged contract default by the Company and was claiming all rights to this clinic. The Company contended that there was a valid settlement agreement concerning the alleged breach of contract. The arbitrator found there was a valid settlement agreement and issued a ruling in accordance with the reported terms of the settlement agreement. In sum, the award makes the doctor responsible for all sums and accounts due for operating expenses after March 10, 1996. Further, the award bars the doctor from making any claims against the Company for the Promissory Note and Guarantee given by the Company, and the doctor's employment contract. In exchange, the Company returns the clinic and any accounts receivable collected by the Company after February 1, 1997 for work done prior to February 1, 1997 by the doctor.

The Company is engaged in litigation with a service supplier over unpaid invoices. The suit was filed December 31, 1997. The Company believes that a substantial portion of this claim is associated with the Northside clinic litigation. The case is filed in the State District Court, 162nd Judicial District, Dallas County, Tx.

The Company is engaged in litigation with a service supplier over unpaid invoices. The suit was filed April 1, 1998. The Company has retained a law firm and is currently evaluating the allegations. The case is filed in the County Court of Dallas County at Law No. 2, Dallas, Texas.

The Company is engaged in litigation with a service supplier over unpaid invoices. The Company was served April 29, 1998. The Company answered and counter claimed against plaintiff and the Company believes that a substantial portion of this claim is associated with other litigation. The case is filed in the County Court of Dallas County at Law No. 4, Dallas, Texas.

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

A person claiming to have performed certain services in formation of the Company has sued claiming he is due a larger percentage of the Company stock than what he received. The Company was served notice on March 29, 1998 and has retained a law firm to seek a dismissal or in the alternative a change of venue. The case was filed in the United States District Court, Middle District of Florida, Tampa Division.



               See accompanying notes to these unaudited interim
                  condensed consolidated financial statements.

The Company is engaged in litigation with the group that the Company purchased four Atlanta Georgia area clinics. The claim alleges failure to pay on the promissory note for the purchase of the clinics and to enforce stock pledge obligations. The suit was filed April 14, 1998 and the Company is currently evaluating this claim. The case is filed in the United States Bankruptcy Court, Northern District of Georgia, Atlanta Division.

The Company is engaged in litigation with a former landlord at a location where the Company closed a clinic for breach of lease. The Company answered and counter claimed against landlord for landlord's failure to perform under the agreement. The case is filed in State District Court, 285th Judicial District, Bexar County, Tx.

The Company is not involved in any other material litigation nor is management aware of any pending litigation that would substantially impact the Company's financial position.

ITEM 2.   CHANGES IN SECURITIES

There were no changes in securities during the three months ended March 31, 1998.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the three months ended March 31, 1998.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS OF FORM 8-K

The Company filed a report on Form 8-K on November 26, 1997 involved the changing of auditors. Since March 31, 1998, no other Form 8-K's have been filed.



               See accompanying notes to these unaudited interim
                  condensed consolidated financial statements.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              AMERICAN HEALTHCHOICE, INC.

Date: May 10, 1998            By: /s/ Dr. J.W. Stucki
                                  Dr. J.W. Stucki, Chief Executive
                                  Officer and President

Date: May 10, 1998            By: /s/Jay R. Stucki
                                  Jay R. Stucki, Chief Financial Officer and
                                  Vice President - Finance
                                  (Principal Financial and Accounting Officer)




               See accompanying notes to these unaudited interim
                  condensed consolidated financial statements.

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER                               EXHIBIT
-------                              -------

  27                            Financial Data Schedule