Form 10QSB
period 1998-06-30
AMERICAN HEALTHCHOICE INC /NY/
filed 1998-08-14
CIK 854862

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------

                                   FORM 10-QSB


[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                  ACT OF 1934

                  For the Quarterly Period Ended June 30, 1998

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                  ACT OF 1934


                        Commission File Number 000-26740


                           AMERICAN HEALTHCHOICE, INC.
        ---------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)



                    New York                                    11-2931252
          ------------------------------                      ---------------
         (State or Other Jurisdiction of                     (I.R.S. Employer
          Incorporation or Organization)                    Identification No.)

1300 West Walnut Hill Lane, Suite 275, Irving, Texas              75038
----------------------------------------------------             --------
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

         Yes [X]            No [ ]

         As of June 30, 1998, there were outstanding 12,665,521 shares of the issuer's Common Stock, par value $.001 per share.

Transitional Small Business Disclosure Format

         Yes [ ]            No [X]

                           AMERICAN HEALTHCHOICE, INC.

                     QUARTERLY REPORT ON FORM 10-QSB FOR THE
                           QUARTER ENDED JUNE 30, 1998




                                      INDEX

                                                                                                                     PAGE
PART I.  FINANCIAL INFORMATION                                                                                      NUMBER
         ITEM 1.           Condensed Consolidated Balance Sheets.....................................................F-3

                           Condensed Consolidated Statements of Income...............................................F-4

                           Condensed Consolidated Statements of Cash Flows...........................................F-5

                           Notes to Condensed Consolidated Financial Statements......................................F-6

         ITEM 2.           Management's Discussion and Analysis of Results of Operation
                                    and Financial Condition..........................................................F-9

PART II.  OTHER INFORMATION

         ITEM 1.           Legal Proceedings........................................................................F-12

         ITEM 2.           Changes in Securities ...................................................................F-13

         ITEM 3.           Defaults Upon Senior Securities..........................................................F-13

         ITEM 4.           Submission of Matters to a Vote of Securities Holders....................................F-13

         ITEM 5.           Other Information........................................................................F-13

         ITEM 6.           Exhibits and Reports on Form 8-K.........................................................F-13

SIGNATURES..........................................................................................................F-14

                          PART I. FINANCIAL INFORMATION


ITEM I.  FINANCIAL STATEMENTS

                           AMERICAN HEALTHCHOICE, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 September 30,      June 30,
                                                                                     1997             1998
                                                                                 ------------     ------------
                                                                                                   (unaudited)
                                                  ASSETS
CURRENT ASSETS:
   Cash                                                                          $  1,123,001     $    (14,948)
   Accounts receivable, less allowance for doubtful accounts of $7,239,277
        in 1997 and $8,118,258 in 1998                                              8,701,643        7,806,217
   Advances and notes receivable                                                      340,059          570,249
   Other current assets                                                               125,448          111,924
                                                                                 ------------     ------------

            Total current assets                                                   10,290,151        8,473,442
PROPERTY AND EQUIPMENT, net                                                         1,683,706        1,494,334
GOODWILL, net                                                                         448,112          433,594
OTHER ASSETS                                                                           15,460           23,440
                                                                                 ------------     ------------
            Total assets                                                         $ 12,437,429     $ 10,424,810
                                                                                 ============     ============

                                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                                             $    506,827     $    314,229
   Current portion of capital lease obligations                                       133,453           43,582
   Accrued payroll and payroll taxes                                                  266,464          228,128
   Accounts payable and accrued expenses                                            1,096,329        1,474,793
   Income taxes                                                                        31,629               --
   Convertible Debenture                                                            3,550,000        2,325,000
                                                                                 ------------     ------------

            Total current liabilities                                               5,584,702        4,385,732
Long-term debt, less current portion                                                  471,465          386,885
Capital lease obligations, less current portion                                       311,085          308,184
                                                                                 ------------     ------------
            Total liabilities                                                       6,367,252        5,080,801

STOCKHOLDERS' EQUITY:
   Preferred stock, $.001 par value; 5,000,000 shares authorized; none issued              --               --
   Common stock, $.001 par value; 115,000,000 shares authorized; 9,870,614
        shares issued and outstanding in 1997 and 12,665,621 in 1998                    9,871           12,668
   Options to acquire common stock                                                    685,664          685,664
   Additional paid-in capital                                                      12,003,258       13,268,905
   Retained earnings                                                               (6,628,616)      (8,623,228)
                                                                                 ------------     ------------
            Total stockholders' equity                                              6,070,177        5,344,009
                                                                                 ------------     ------------
            Total liabilities and stockholders' equity                           $ 12,437,429     $ 10,424,810
                                                                                 ============     ============


               See accompanying notes to these unaudited interim
                  condensed consolidated financial statements.

                           AMERICAN HEALTHCHOICE, INC.
                                AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                     Three Months Ended                Nine Months Ended
                                                ----------------------------     -----------------------------
                                                          June 30,                         June 30,
                                                   1997             1998             1997             1998
                                                -----------     ------------     ------------     ------------
                                                (unaudited)      (unaudited)      (unaudited)      (unaudited)
NET PATIENT REVENUES                            $ 2,342,231     $  1,840,384     $  7,562,467     $  5,622,089
OPERATING EXPENSES:
   Compensation and benefits                      2,096,411        1,386,488        6,911,040        4,489,734
   Advertising and promotion                        125,201           67,728          444,943          237,972
   Depreciation and amortization                    100,232           63,713          329,557          192,709
   General and administrative                       966,458          925,653        3,058,519        2,765,921
                                                -----------     ------------     ------------     ------------
            Total operating expenses              3,288,302        2,443,582       10,744,059        7,686,336
                                                -----------     ------------     ------------     ------------
OTHER INCOME (EXPENSE):
   Sale of Clinic                                        --          (18,085)              --          (18,085)
   Financing Costs                               (1,829,094)              --       (2,555,722)
   Interest Income                                       --            1,178               --           13,323
                                                -----------     ------------     ------------     ------------
            Total other income (expense)         (1,829,094)         (16,907)      (2,555,722)          (4,762)
                                                -----------     ------------     ------------     ------------
LOSS BEFORE INCOME TAXES AND PRO FORMA
   INCOME TAXES                                  (2,775,165)        (620,105)      (5,737,314)      (2,069,009)

INCOME TAXES:
   Current                                               --               --         (110,510)              --
   Deferred                                              --               --         (697,273)              --
                                                -----------     ------------     ------------     ------------
            Total income taxes                           --               --         (807,783)              --
                                                -----------     ------------     ------------     ------------

NET LOSS BEFORE PRO FORMA INCOME TAXES           (2,775,165)        (620,105)      (4,929,531)      (2,069,009)

   Pro forma income tax benefit                          --               --               --               --
                                                -----------     ------------     ------------     ------------

NET LOSS AFTER PRO FORMA INCOME TAXES           $(2,775,165)    $   (620,105)    $ (4,929,531)    $ (2,069,009)
                                                ===========     ============     ============     ============

BASIC EARNINGS PER SHARE AFTER PRO FORMA
    INCOME TAXES                                $      (.36)    $       (.05)    $       (.65)    $       (.16)
                                                ===========     ============     ============     ============

WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING                                   7,947,055       12,019,058        7,619,971       10,711,656
                                                ===========     ============     ============     ============


               See accompanying notes to these unaudited interim
                  condensed consolidated financial statements.

                           AMERICAN HEALTHCHOICE, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Six Months Ended
                                                                                       June 30,
                                                                             ---------------------------
                                                                                 1997            1998
                                                                             -----------     -----------
                                                                             (unaudited)     (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                $(4,929,531)    $(2,069,009)
   Adjustments to reconcile net income to cash from operating activities:
        Allowance for doubtful accounts                                        2,442,734         878,981
        Depreciation and amortization                                            329,557         192,709
        Gain on write-off of note payable                                        (79,363)             --
        Common stock issued in connection with financing and consulting        2,438,517              --
        Change in operating assets and liabilities, net:
            Accounts receivable-trade                                         (2,586,517)         16,445
            Other current assets                                                 186,592          13,524
            Deferred taxes                                                      (807,783)             --
            Accounts payable and accrued expenses                                497,952         351,943
            Other, net                                                          (386,232)         66,417
                                                                             -----------     -----------
                Net cash used in operating activities                         (2,894,074)       (548,990)
                                                                             -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Advances and notes receivable, net                                           (126,517)       (230,190)
   Purchases of property and equipment                                          (587,481)         11,181
                                                                             -----------     -----------
                Net cash used in investing activities                           (713,998)       (219,009)
                                                                             -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from bridge loan                                                   2,310,000              --
   Proceeds from convertible debenture                                         2,600,000              --
   Payments on notes payable and capital leases                               (1,419,063)       (369,950)
   Proceeds from sale of stock option                                             43,750              --
   Proceeds from revolving credit                                                354,744              --
   Common stock issued for capital additions                                      51,156              --
   Cash advances from (to) stockholders, net                                          --              --
                                                                             -----------     -----------

                Net cash provided by financing activities                      3,940,587        (369,950)
                                                                             -----------     -----------

INCREASE (DECREASE) IN CASH                                                      332,515      (1,137,949)

CASH, beginning of period                                                        159,166       1,123,001
                                                                             -----------     -----------

CASH, end of period                                                          $   491,681     $   (14,948)
                                                                             ===========     ===========



SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
   Stock issued for financing charges                                            189,875              --
   Stock issued for debenture conversion                                       3,165,633       1,268,443
   Stock issued for clinic                                                        51,156              --
   Stock issued for consulting                                                   462,100              --
   Stock issued for bridge loan fee                                               67,375              --
   Capital lease for equipment                                                   304,204              --
   Stock subscription related to bridge loan                                   1,018,710              --
                                                                             -----------     -----------
                                                                             $ 5,259,053     $ 1,268,443
                                                                             ===========     ===========


               See accompanying notes to these unaudited interim
                  condensed consolidated financial statements.

1.  ORGANIZATION AND BUSINESS:
American HealthChoice, Inc. and subsidiaries (the Company) consists of a parent company and eighteen clinics providing medical, physical therapy, and chiropractic services in San Antonio, McAllen, and Houston, Texas, New Orleans, Louisiana, and in the metro area of Atlanta, Georgia. Additionally, the Company owns one center that provides diagnostic services. Four of the physical therapy clinics are located next to a corresponding chiropractic clinic. Substantially all of the Company's revenues are derived from chiropractic, physical therapy and medical services provided to individuals living in the vicinity of the clinics.

2.  BASIS OF PRESENTATION:
The accompanying condensed consolidated financial statements have been prepared by the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the disclosures made are adequate to make the information presented not misleading, and the condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1998, results of operations for the nine months ended June 30, 1997 and 1998, and cash flows for the nine months ended June 30, 1997 and 1998.

The results of operations for the nine months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year. It is suggested that the June 30, 1998 financial information be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB dated September 30, 1997.

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

 LAST                                     NONREFUNDABLE                    POSSIBLE
 OPTION                                      FEE TO          TOTAL         EXERCISE
 PURCHASE                                    ACQUIRE        EXERCISE        PRICE
 DATE                                        OPTION          PRICE        PER SHARE
----------                                -------------   ----------     ----------
March 18, 1996                             $  100,000     $  750,000     $     2.25
June 18, 1996                              $  100,000     $  750,000     $     4.90
September 18, 1996                         $  100,000     $  750,000     $     4.90
December 18, 1996                          $  100,000     $  750,000     $     4.90

As of September 30, 1997, the investment group has exercised all options under the first three options. Under the terms of the fourth options, the investment group has the right to purchase an additional 233,854 shares of the Company's common stock at $4.90 per share. The Company has granted registration rights to all of the shares issued and to be issued in connection with this transaction.

In November and December 1996, the Company obtained $2,200,000 in a private placement of promissory notes. The notes bore interest at 10% and were due the earlier of twelve months after the final closing of the private placement or the closing of a public offering of the Company's equity securities which produces gross proceeds of at least $10 million. The Company issued 198,000 shares of its common stock to the note holders at a cost of $.001 per share. The notes were collateralized by account receivables, furniture, fixtures and equipment, and all other assets of the Company to the extent not encumbered. The cost of arranging the bridge loan was 5% of the loan ($110,000) and 13,750 shares valued at $4.90 per share, an additional cost of $177,000 amortized over the term of the note. This private placement was paid off from the proceeds of the Regulation S dated September 12, 1997.

In September 1997 the Company sold nine 8% Cumulative Convertible Debentures all dated September 12, 1997 in the aggregate amount of three million five hundred fifty thousand dollars ($3,550,000) in a Regulation S offering. The Debentures are convertible after 82 days at a conversion price equal to eighty (80%) of the average closing bid price of the shares of common stock of the Company as quoted on the Nasdaq SmallCap Market for the five (5) trading days preceding the date of conversion. The interest on the note is payable in cash or in kind as shares. The investment banking firm received $461,500 for all fees. As of August 12, 1998, $1,225,000 of the Debentures had been converted. Financing costs including interest for the Debentures was recorded in the fourth quarter and subsequent interest was recorded in the first, second, and third quarters of fiscal 1998.

Management is currently negotiating new terms for the unconverted portion of the September 12, 1997 Regulation S debentures and to raise additional funds for ongoing operations. As of August 12, 1998, no agreements had been finalized.

The holders of any preferred stock which might be issued shall have such rights, preferences and privileges as may be determined by the Company's board of directors. Currently there are no holders of preferred stock.

5.  PENDING ACQUISITIONS

The Company continually has groups approach the Company about the possibility of merging or being acquired by the Company. Though the Company's efforts are geared towards the current operations, the Company is now looking for opportunities for growth. The Company has entered into letters of intent to acquire various companies from time to time. These potential acquisitions are subject to due diligence, further negotiations, execution of definitive agreements and the success of the Company to obtain additional funds (total or partial) for the acquisition price. Currently, there are no pending acquisitions because management's attention over the last fiscal year was directed at the Company's financial performance

6.  LEGAL PROCEEDINGS

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

The Company is engaged in litigation with a former landlord at a location where the Company closed a clinic for breach of lease. The Company answered and counter claimed against landlord for landlord's failure to perform under the agreement. The case is filed in State District Court, 138th Judicial District, Cameron County, TX.

The Company is not involved in any other material litigation nor is management aware of any other pending litigation that would substantially impact the Company's financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company owns 18 clinics due to the sale of one clinic, closure of two clinics, and one clinic returned in a settlement agreement. Of the 18 clinics, four of these are physical therapy clinics located next to other Company clinics. Additionally, the Company owns one center that provides diagnostic services. The clinics are located in three states: Texas, Louisiana, and Georgia. The following chart details the clinics, locations, metropolitan areas served, services provided, and date acquired or commenced operation by the Company.

                                                                                METROPOLITAN AREA
CLINIC                             LOCATION                 SERVED              SERVICES PROVIDED             DATE ACQUIRED
North East MediClinic              San Antonio, TX          San Antonio         primary medical care          12/95

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

San Pedro MediClinic               San Antonio, TX          San Antonio         primary medical care          10/94

Southcross MediClinic              San Antonio, TX          San Antonio         urgent care, primary          12/95
                                                                                medical care

United Chiropractic                New Orleans, LA          New Orleans         chiropractic                   7/94
New Orleans East

United Chiropractic
Uptown                             New Orleans, LA          New Orleans         chiropractic                   7/94

Peachtree Medical Center           Atlanta, GA              Atlanta             internal medicine              2/96
of Northside*

Peachtree Corners                  Norcross, GA             Atlanta             primary medical care,          9/95
Medical Center                                                                  urgent care

Peachtree Medical Center           Conyers, GA              Atlanta             primary medical care           2/96
of Conyers

Peachtree Medical Center           McDonough, GA            Atlanta             primary medical care           2/96
of McDonough

Valley Family Health               McAllen, TX              McAllen             chiropractic                   1/96
Center

ACME Brownsville                   Brownsville, TX          Rio G. Valley       chiropractic                   7/96
Chiropractic ***
Southmost Medical Clinic**         Brownsville, TX          Rio G. Valley       primary medical care           9/96

Disability Medicine**              McAllen, TX              McAllen             primary medical care           7/96


*    Clinic returned under settlement agreement "Item 1. Legal Proceedings".
**   Clinics closed in third quarter of 1998
***  Clinic sold June 1, 1998.

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

RESULTS OF OPERATIONS

Comparison of three months ended June 30, 1998 to three months ended June 30,
1997

For the three months ended June 30, 1998, net revenues amounted to $1,840,384 compared to $2,342,231 for the same period in 1997. Although this was a decrease in net patient revenues of approximately 21%, operating costs were decreased an even greater 26%. These decreases from 1997 were a result of management's cost reduction efforts over the past year which included the closure of certain unprofitable clinics. The Company's net patient revenues for the three months ended June 30, 1998; as a percentage of total revenues, for medical, chiropractic, and physical therapy services amounted to 53%, 40%, and 7% respectively, compared to 47% and 53%, (physical therapy was not separated in 1997) respectively, for the three months ended June 30, 1997.

The Company's operations are labor intensive with salaries and benefits comprising the single largest item in operations. For the three months ended June 30, 1998, compensation and benefits were $1,386,488 compared to $2,096,411 for the three months ended June 30, 1997 or a decrease of $709,923 or 34%. This decrease is a direct result of management's cost reduction efforts over the past year which included the closure of certain unprofitable clinics.

General and administrative expenses for the three months ended June 30, 1998 was $925,653 compared to $966,458 for the three months ended June 30, 1997 or a decrease of $40,805 or 4%. This decrease again reflects the cost cuts implemented by the Company. Management is continuing its efforts to reduce costs and boost revenues by updating fee sheets, restructuring marketing, reducing and restructuring debt as much as possible; following budget goals for clinics and corporate management, improving data management, and continuing of internal audit and collection administration functions to provide consistency and procedural structure within the clinics. Management believes that the effect of these and other changes that are still being implemented will be reflected to a greater extent in the upcoming quarters.

Comparison of nine months ended June 30, 1998 to nine months ended June 30, 1997

For the nine months ended June 30, 1998, net revenues amounted to $5,622,089 compared to $7,562,467 for the same period in 1997. Although this was a decrease in net patient revenues of approximately 26%, operating costs were decreased an even greater 28%. These decreases from 1997 were a result of management's cost reduction efforts over the past year that included the closure of certain unprofitable clinics. The Company's net patient revenues for the nine months ended June 30, 1998; as a percentage of total revenues, for medical, chiropractic, and physical therapy services amounted to 56%, 39%, and 5% respectively, compared to 51% and 49%, (physical therapy was not separated in 1997) respectively, for the nine months ended March 31, 1997.

The Company's operations are labor intensive with salaries and benefits comprising the single largest item in operations. For the nine months ended June 30, 1998, compensation and benefits were $4,489,734 compared to $6,911,040 the nine months ended June 30, 1997 or a decrease of $2,421,306 or 35%. This decrease is a direct result of management's cost reduction efforts over the past year that included the closure of certain unprofitable clinics.

General and administrative expenses for the nine months ended June 30, 1998 was $2,765,921 compared to $3,058,519 for the six months ended June 30, 1997 or a decrease of $292,598 or 10%. This decrease again reflects the cost cuts implemented by management. Management is continuing its efforts to reduce costs and boost revenues by updating fee sheets, restructuring marketing, reducing and restructuring debt as much as possible; following budget goals for clinics and corporate management, improving data management, and continuing of internal audit and collection administration functions to provide consistency and procedural structure within the clinics. Management believes that the effect of these and other changes that are still being implemented will be reflected to a greater extent in the upcoming quarters.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1998, the Company had cash and working capital of $(14,948) and $4,087,710 respectively. The Company's primary current asset is account receivables which represent amounts due from patients for services rendered. Approximately 66% of the Company's net account receivables at June 30, 1998 represent receivables from the delivery of chiropractic and physical therapy services, of which the majority represent personal injury claims which are typically collected once the lawsuit or claim to which they relate is settled. As a result, the Company's collections on personal injury claims are often more than a year after the services are rendered. This extended collection period can and does cause cash flow difficulties. In addition, the Company has been inadequately capitalized from inception to meet its current operational requirements and to fund future acquisitions.

Management is currently negotiating new terms for the unconverted portion of the September 12, 1997 Regulation S debentures and to raise additional funds for ongoing operations. As of August 12, 1998, no agreements had been finalized.

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

The Company is engaged in litigation with a former landlord at a location where the Company closed a clinic for breach of lease. The Company answered and counter claimed against landlord for landlord's failure to perform under the agreement. The case is filed in State District Court, 138th Judicial District, Cameron County, TX.

The Company is not involved in any other material litigation nor is management aware of any other pending litigation that would substantially impact the Company's financial position.

ITEM 2. CHANGES IN SECURITIES

There were no changes in securities during the three months ended June 30, 1998.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the three months ended June 30, 1998.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS OF FORM 8-K

The Company filed a report on Form 8-K on November 26, 1997 regarding the changing of auditors. On July 2, 1998 a Form 8-K was filed regarding the resignation of four board members. Since July 2, 1998 no other Form 8-K's have been filed.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       AMERICAN HEALTHCHOICE, INC.

Date: August 13, 1998                  By:  /s/ Dr. J.W. Stucki
                                            Dr. J.W. Stucki, Chief Executive
                                            Officer and President

Date: August 13, 1998                  By:  /s/Jay R. Stucki
                                            Jay R. Stucki, Chief Financial
                                            Officer and Vice President - Finance
                                            (Principal Financial and Accounting
                                            Officer)

                               INDEX TO EXHIBITS

     EXHIBIT
     NUMBER                             DESCRIPTION
       27                     Financial Data Schedule