Form 10KSB40
period 1998-09-30
AMERICAN HEALTHCHOICE INC /NY/
filed 1999-01-13
CIK 854862

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

For the fiscal year ended September 30, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ................ to .................

Commission File Number:  000-26740

                           AMERICAN HEALTHCHOICE, INC.
                 (Name of small business issuer in its charter)

           New York
(State or other jurisdiction of                           11-2931252
  incorporation or organization              I.R.S. Employer Identification No.)

1300 W. Walnut Hill Lane, Suite 275 Irving, Texas           75038
  (Address of principal executive offices)                (Zip Code)

Issuer's telephone number: (972) 751-1900

Securities registered pursuant to Section 12(b) of the Act:

    Title of each class                Name of each exchange on which registered
          None                                       None

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

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year: $7,226,113

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). $650,000 as of December 31, 1998*.

                         (ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE PAST FIVE YEARS)

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 31, 1998, the Registrant had 14,519,632 shares outstanding of common stock.

* Based on the last reported price of an actual transaction in Registrant's common stock on December 31, 1998 and reports of beneficial ownership filed by directors and executive officers of Registrant and by beneficial owners of more than 5% of the outstanding shares of common stock of Registrant; however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of Registrant's common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                     Transitional Small Business Disclosure
                               Format (Check one)
                                 Yes [ ] No [X]

                           AMERICAN HEALTHCHOICE, INC.

                                   FORM 10-KSB

                                TABLE OF CONTENTS

                                                                                               PAGE
                                                                                               ----

                                     PART I

Item 1.  Description of Business...............................................................  1
Item 2.  Description of Property...............................................................  9
Item 3.  Legal Proceedings .................................................................... 10
Item 4.  Submission of Matters to a Vote of Security Holders................................... 11

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.............................. 12
Item 6.  Management's Discussion and Analysis or Plan of Operation............................. 13
Item 7.  Financial Statements.................................................................. 17
Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.. 34

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with
                   Section 16(a) of the Exchange Act........................................... 35
Item 10. Executive Compensation................................................................ 37
Item 11. Security Ownership of Certain Beneficial Owners and Management........................ 40
Item 12. Certain Relationships and Related Transactions........................................ 42
Item 13. Exhibits and Reports on Form 8-K...................................................... 43
Signatures                 .................................................................... 45

                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS


HISTORY

         American HealthChoice, Inc., a New York corporation formerly known as Paudan, Inc. (together with its subsidiaries, the "Company"), was incorporated on September 14, 1988 and was initially formed with the intent of acquiring a suitable business that management determined had potential for future growth. Until March 1995 the Company had no operations. On March 31, 1995, the Company underwent a comprehensive reorganization by acquiring American HealthChoice, Inc., a Delaware corporation ("American HealthChoice (DE)"), formed in 1993 to organize and acquire primary care clinics and to provide, on an ongoing basis, comprehensive management services. At the time of this transaction American HealthChoice (DE) operated six clinics which provided medical, chiropractic, diagnostic and physical therapy services in Texas and Louisiana. The Company acquired American HealthChoice (DE) in a reverse acquisition in exchange for 4,962,000 shares of the Company's $0.001 par value common stock. In connection with the reorganization, the stockholders of American HealthChoice (DE) acquired
91.6 % of the voting shares of the Company. The Company changed its name from Paudan, Inc. to American HealthChoice, Inc. during fiscal year 1995.


GENERAL

         The Company owns, operates and manages sixteen clinics. Twelve are primary care clinics, of which five are medical clinics and seven are chiropractic clinics. The Company also has four physical therapy facilities at or close to the chiropractic clinics. The clinics are located in Texas, Louisiana and Georgia. The clinic locations are leased except for one clinic in San Antonio. See Item 2 "Description of Property." At September 30, 1998 the Company had a total of 109 employees. Of this number, 71 were employed by the Company's medical clinics, 29 by the chiropractic and physical therapy clinics, and 9 at the Company's corporate office.

         All key employee/providers serve pursuant to employment contracts covering compensation, benefits, one year or more term and, in some cases, agreements not to compete upon termination. All compensation is based upon fixed salaries as set forth in employment contracts for identifiable services. Some of these employee/providers are eligible for a bonus; however, bonuses are tied directly to the employee's performance within the clinic and are not based on referrals.

         The Company depends upon third party payors for reimbursement of approximately 95% of patient services. The Company believes that this percentage is comparable to other organizations providing comparable patient services. The Company receives reimbursement for medical services from many managed care companies including Health Maintenance Organizations (HMOs), Preferred Provider Organizations (PPOs), other healthcare plans, and to a lesser extent from Medicare and Medicaid. A substantial percentage of reimbursements for chiropractic and physical therapy services are received from patient insurance settlements administered by attorneys representing the patients.

         The Company, in the last three fiscal years, has sustained significant operating losses and faces an uncertain future. During fiscal 1998, the Company has attempted to restructure its long-term debt, evaluate its operations and business strategy, reduce operating costs, and divest unprofitable clinics. Notwithstanding its efforts, the Company incurred a $3,778,000 net loss, suffered a drastic decline in the value of its common stock, was delisted from the Nasdaq SmallCap Market and received a going concern opinion from its independent auditors for the year ended September 30, 1998. See Item 6."Management's Discussion and Analysis or Plan of Operations."

         The Company's strategy is to complete the divestiture of unprofitable clinics, restructure long-term debt, raise capital to support its continuing operations and potential acquisitions, and continue to provide quality medical services to its patients. The Company has executed a letter of intent to divest the Norcross clinic, which has been unprofitable. See "Recent Developments."

         The address of the Company's principal office is 1300 West Walnut Hill Lane, Suite 275, Irving, Texas 75038. The Company's telephone number is (972) 751-1900 and its fax number is (972) 751-1901.


HEALTH CARE INDUSTRY

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

         In recent years, there have been significant changes in the health care industry affecting both primary care and specialty practices. The traditional fee-for-service (self-pay) payment model has provided few incentives for the efficient utilization of resources and has contributed to increases in health care costs at rates significantly higher than inflation. Concerns over the accelerating cost of health care have resulted in the increasing prominence of managed care. Managed care involves a third party assuming responsibility for ensuring that health care is provided in a high quality, cost effective manner. This has placed small practices at a significant disadvantage because they typically have higher operating costs and little purchasing power with suppliers, and must spread overhead costs over a relatively small revenue base. In addition, these practices often lack both the capital to purchase new technologies that can improve quality and reduce costs and the information and management systems necessary to allow these physicians to enter into sophisticated managed care risk-sharing contacts with payors.

         As a result of these changes in the marketplace, physicians are increasingly abandoning traditional private practice in favor of affiliations with larger organizations, such as the Company, which offer skilled management, information systems and managed care contracting. Many payors and their intermediaries, including governmental entities, HMOs and PPOs, are increasingly looking to outside primary care providers of physician services to develop and maintain quality management programs and patient care data. In addition, such payors and intermediaries look to share the risk of providing services through arrangements that provide for fixed payments (capitation) for patient care over a specified period of time.


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

         The laws of many states prohibit business corporations such as the Company from practicing medicine and employing physicians to practice medicine. The Company performs services that do not impose any requirements that would violate the ethics applicable to the practice of medicine or violate any law. The laws in most states regarding the corporate practice of medicine have been subjected to limited judicial and regulatory interpretation and, therefore, no assurance can be given that the Company's activities will be found to be in compliance, if challenged.

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

         In July 1991, in part to address concerns regarding the Anti-Kickback Statute, the federal government published regulations that provide exceptions, or "safe harbors," for transactions that will be deemed not to violate the Anti-Kickback Statute. Among the safe harbors included in the regulations were provisions relating to the sale of practitioner practices, management and personal services agreements, and employee relationships. Additional safe harbors were published in September 1993 offering new protections under the Anti-Kickback Statute to eight activities, including referrals within group practices consisting of active investors. The Anti-Kickback statute was amended in 1996 to simply exclude all risk-sharing arrangements from the scope of the statute. In July 1998, the Office of Inspector General ("OIG") issued a final rule establishing a process allowing entities to obtain formal guidance regarding the application of the Anti-Kickback statute, the safe harbor provisions, and other OIG health care fraud and abuse sanctions. The Company does not believe it is in violation of the Anti-Kickback Statute, even though its operations do not fit within any of the existing or proposed safe harbors. To help ensure compliance, the Company owns its clinics and contractually sets forth terms of provider (employee) compensation, severely limits its providers' investment and ownership in related companies, and prohibits referrals for compensation.

         Significant prohibitions against physician referrals were enacted by Congress in the Omnibus Budget Reconciliation Act of 1993. These prohibitions, commonly known as "Stark II," amended prior physician self-referral legislation know as "Stark I" by dramatically enlarging the field of physician owned or physician interested entities to which the referral prohibitions apply. Effective January 1, 1995, Stark II prohibits, subject to certain exemptions, a physician or a member of his immediate family from referring Medicare or Medicaid patients to an entity providing "designated health services" in which the physician has an ownership or investment interest, or with which the physician has entered into a compensation arrangement including the physician's own group practice. The designated health services include radiology and other diagnostic services, radiation therapy services: physical and occupational therapy services, durable medical equipment, parenteral and enteral nutrients, equipment, and supplies, prosthetics, orthotics, outpatient prescription drugs, home health services, and inpatient and outpatient hospital services. The penalties for violating Stark II include a prohibition on payment by these government programs and civil penalties of as much as $15,000 for each violative referral and $100,000 for participation in a "circumvention scheme." The Company believes that its activities are not in violation of Stark I or Stark II because it has no referral relationships for the small amount of Medicaid/Medicare work that is does. However, the Stark legislation is broad and ambiguous and interpretative regulations clarifying the provisions of Stark II have not been issued. While the Company believes it is in compliance with the Stark legislation, future regulations could require the Company to modify the form of its relationships with physicians and clinics.

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

         Although the Company cannot predict whether other reductions in the Medicare or Medicaid programs will be enacted, the enactment of such proposals could have a material adverse impact on the Company's business. Because reimbursements from government programs are not material to the Company, the 1997 Balanced Budget Act will not effect revenues.

BUSINESS STRATEGY

         The Company's business strategy is as follows:

         Current Profitability. Given the financial losses over the past three years, the Company will continue its efforts to get all of its clinics profitable and sell or close those that continue to show losses.

         Integrated Physician Network. The Company intends to continue its development of its physician base thereby creating an Integrated Physician Network with an emphasis in primary care. In addition, the Company will continue to vertically integrate medical services through acquisitions or by contracting with providers to deliver services such as clinic management services.

         Emphasize Primary Care Physicians. The Company believes that the use of primary care physicians provides improved patient access to cost-effective, quality health care services in its market area. The Company's strategy is to affiliate with primary care physicians that the Company believes are increasingly the focal point of patient care. As a result, the Company believes that in the managed care environment primary care physicians are in the best position to coordinate and control the cost of a patient's overall care.

         Growth. The Company's goal is to become a significant provider of primary care in each of its market areas by increasing its penetration of managed care, government-sponsored programs (Medicare and Medicaid), commercial employer groups and individuals. The Company plans to add new primary care clinics to its network through acquisitions and/or management agreements.

PRIMARY SOURCES OF COMPANY REVENUE

         The Company derives its revenue from several different sources, including managed care plans e.g. HMOs, PPOs, Medicaid/Medicare, indemnity plans, insurance settlements from third party payors and self-pay. The company strives to diversify its patient base and hence its revenue sources to see any one clinic is not dependent upon one source of revenue. In the past, this has caused problems for the Company from loss of Medicaid claims, change in marketing laws, and clinics dependent on one doctor. To correct these problems, the Company has made concerted efforts to diversify its patient base at each clinic. Where the patient base could not be diversified and was incurring ongoing losses, the Company divested the clinic through sale or closure. The Company now believes each clinic is not as susceptible to changes in one revenue source. The primary sources of revenue for the Company are as follows:

         Health Plans. These plans traditionally market health benefit coverage to employer groups, who provide such benefits to their employees such as HMOs or PPOs or other health care plans. Employees can usually enroll their spouses and dependents as well. Many times employers will pay for all or nearly all of the cost of covering the employee through a health plan. Some employers will pay for all of the cost of dependent coverage, while others require the employee to pay for some or all of dependent coverage.

         Currently, the Company contracts with a number of managed care companies to provide patient care for the employees who enroll under their health care plans. All of the Company's medical clinics derive a significant amount of revenue from these plans. Under many of these plans, the clinics' agree to accept predetermined fees for corresponding services rendered. None of the medical clinics are dependent on any one plan because each clinic has patients enrolled in a variety of plans.

         Once services are rendered to the patient, the clinic generates a bill for the patient and his/her insurance company. The patient usually makes a nominal co-payment and then the clinic files the remaining claim with the applicable insurance company. Payments from the insurance company usually take less than thirty days. Due to patient registration procedures and set fees predetermined by the insurance company, the Company can predict the revenue earned for the services rendered. If the clinic's service fees exceed the amounts set by the insurance companies, then the excess amount is either paid by the patient or written off as bad debt.

         If the provider, usually a physician, is not enrolled (credentialed) in the managed care plan, then the plan may not pay for the services performed for their patient. If a particular clinic experiences turnover of physicians, it must get the new provider (physician) credentialed with each patient's plan. This process takes time, and in the interim, the clinic may treat the patient for no charge as a courtesy until the new provider (physician) receives credentials from the various plans.


         Medicare/Medicaid. The federal government, through the Health Care Financing Administration ("HCFA"), allows federally qualified medical organizations to enter into agreements to provide all covered medical services to Medicare/Medicaid beneficiaries who choose to enroll in the program. None of the Company's clinics are solely dependent on payments from Medicare/Medicaid, nor does any one clinic derive a material portion of its revenue from Medicare/Medicaid.


         Patient Insurance Settlements. The Company's chiropractic clinics and physical therapy clinics derive a significant portion of their revenue from insurance settlements to injured patients treated by the clinic. The medical clinics receive revenue from some patient insurance settlements but are not necessarily dependent on these types of settlements. Typically, a patient seeks treatment from a clinic based on representations by his/her attorney or insurance company that payment for treating the patient will be forth coming upon proof the patient is entitled to the patient's medical claims. The representations are usually in the form of a Letter of Protection (LOP) or a Personal Injury Payment (PIP) from the patient/insured's insurance policy. Based on these representations, the clinic will treat the patient without requiring payment at the time services are rendered.

         Due to the nature of proving and documenting the patient claims, the patient's medical bill may not be paid at the time services are rendered. The delay in payment is usually under one year but can be significantly extended past one year if the attorney and insurance company go to trial over the patient's claims. Upon an agreement to pay the patient's claims, the clinic is then paid.

         Since many insurance settlements are a compromise between the insurance company and the patient, often the Company must take a lesser amount than the original fees for services rendered. In some instances, if the patient is under a LOP and their attorney decides not to pursue the claim, then the clinic may have to write the account off as bad debt. The Company believes that accounts receivable from patient settlements have been adequately reserved to account for the reduced collections. See Item 6-"Management Discussion and Analysis or Plan of Operation."

         Self-pay. All of the Company's clinics involve some level of self-pay. Self-pay is simply that the patient is responsible for payment at the time the services are rendered. The amount of self-paying patients varies widely depending on the specifics of a clinic, its location, and the patient base.

MEDICAL SERVICES

         The Company currently owns and operates five primary care medical clinics, however the Norcross, Georgia clinic is under a letter of intent for purchase and the sale is expected to close on or before January 31, 1999. The medical clinics are located in suburban areas and serve the general population in their surrounding communities. The medical clinics' services are based on a general family medical care. Most of the medical clinics have at least two medical providers, usually primary care physicians, that are complemented with the appropriate support staff.

         The medical clinics have a significant number of patients who are enrolled with a variety of different managed care plans. The Company seeks to hire providers who are board certified and can be easily credentialed or approved by managed care companies to treat their enrolled patients. The more plans a provider is credentialed under, the larger the patient base is to draw from for the clinics to treat patients.

         If the provider (physician) treating the patient is not credentialed on the managed care plan, then the managed care company may not pay for the services provided to their enrolled patient. If the Company experiences a sudden change in providers, it must get the provider credentialed with each patient's health plan. Credentialing a provider is a time consuming process and the amount of time depends on many different factors such as the actual plan and the provider's history. To maintain the clinic's patient base, the Company usually will have to trade off treating the patient for no charge in order to retain the patient as a client while it credentials the new provider. In the past the Company has experienced problems with the need for a sudden change in providers and resulting in a significant reduction of revenue at the corresponding clinic.

         The patient source or patient base for the medical clinics' comes primarily from people familiar with the clinic locations, the provider's reputation, managed care plans, commercial contracts, referrals from other providers, and general advertising.

         The provision of health care services and physician management services are both highly competitive businesses in which the Company competes with numerous entities in the health care industry, including other primary care practices. The Company also competes with traditional providers and managers of health care services for the recruitment of employed or managed physicians. Several companies, both publicly and privately held, that have longer operating histories and greater resources than the Company are pursuing the acquisition of the assets of primary care and specialist physician practices and the management of such practices.

         Although the Company believes that the services and benefits it offers to physicians make the Company an attractive purchaser of such physicians' practices, there can be no assurance that the Company will be able to compete effectively with competitors on terms beneficial to the Company.


CHIROPRACTIC SERVICES

         The Company currently owns and operates seven primary care chiropractic clinics. The chiropractic clinics are located in suburban areas and serve the general population for their surrounding communities.. The chiropractic clinics' services are based on preventative treatment and treatment of the nerve system and body structure, such as the spinal column. Most of the chiropractic clinics have a chiropractor that is complemented with the appropriate support staff.

         The Company's patient base is developed through its reputation for quality treatment, patient referrals, printed advertisements, and special promotion such as discounts, free initial examinations, open houses, circulars, community participation, etc. The Company obtains significant referrals due to its willingness to work with patients and their insurance company or attorney to provide treatment during the pendency of the patient's injury settlement.

         Chiropractic service is a highly competitive business in which the Company competes with numerous chiropractors in the same suburban areas. Most, if not all of the Company's competition comes from privately owned chiropractic clinics, usually owned by the treating doctor.

         In recent years, there have been significant changes in the health care industry affecting chiropractic services. Pressures to reduce costs and show profits has forced some managed care plans to exclude chiropractic treatment or institute procedures that can discourage a patient to utilize their health care plan. Now as self-pay patient, who otherwise would have sought treatment, he/she chooses to forgo treatment. Additionally, in September 1997 the State of Texas implemented new regulations that govern marketing of medical services. The Company adjusted its marketing efforts to ensure compliance with the changes in the new marketing laws. Specifically, the Company ceased telemarketing of chiropractic services and strengthened its audit procedures to ensure any new patient referrals meet the requirements of the new law. These type of changes continues to erode the patient base and increase competition.

         The marketing services offered by the Company are designed to assist the clinics in developing a patient base through promoting the clinics' services. The Company provides advice and assistance to the clinics for marketing and advertising. The Company believes that marketing must be integrated into all aspects of the clinic operations including finance and office administration. The Company's patient base is developed through its reputation for quality treatment, patient referrals, printed advertisements, and special promotion such as discounts, free initial examinations, open houses, circulars, community participation, etc. The Company obtains significant referrals due to its willingness to work with patients and their insurance company or attorney to provide treatment during the pendency of the patient's injury settlement. As a result, the Company believes the total management of the clinics provides the economies of scale to develop the clinic and provides the best use of these services, therefore, giving it a competitive advantage over a privately owned clinic.

         Although the Company believes that the services and benefits it offers to providers make the Company an attractive purchaser of such practices, there can be no assurance that the Company will be able to compete effectively with competitors on terms beneficial to the Company.


ANCILLARY SERVICES

         The Company also captures additional revenue by providing ancillary services for its patient base including:

         Urgent Care. The Company has three clinics that provide urgent care treatment. They are the Norcross and Conyers, Georgia clinics, and the Southcross Clinic in San Antonio. These centers provide acute medical treatment.

         Physical Therapy. The company operates four physical therapy clinic and has physical therapy center in its Norcross clinic. Three clinics are located in San Antonio, Texas and one location in Katy, Texas. The clinics/center provide physical therapy services as primary and secondary treatment. The locations of these clinics are strategically placed near other Company primary care clinics. This makes treatment convenient for the patient and integrates the Company resources to control expenses and capture revenue.

         Diagnostics Testing. In addition to the medical services provide at the Company's primary care clinics, the Company provides other diagnostic services such as X-rays, mammography, ultrasound, fluoroscopy, and electro-neurological testing. The Company owns and operates a CT (Cat Scan) in San Antonio, Texas. Additionally, most of the Company's medical clinics do basic on-site laboratory work rather than outsourcing to a third party. The on-site lab provides the provider with quicker results and better service to the patient.

RECENT DEVELOPMENTS

         In August 1998 the Company sold 8% Cumulative Convertible Debentures in the aggregate amount of $3,385,000 in a Regulation D offering to four limited partnerships not affiliated with the Company. Approximately $1,600,000 of the proceeds were used to pay down an earlier Regulation S convertible debenture leaving approximately $650,000 outstanding. The August 1998 debentures are convertible at a conversion price equal to eighty (80%) of the average of the closing bid price of the shares of common stock of the Company as quoted on the Nasdaq SmallCap Market for the five (5) trading days preceding the date of conversion, provided no holder may covert an amount of debentures which would result in the holder and its affiliates beneficially owning more than 4.9% of the outstanding shares of common stock of the Company. The debentures are payable in full on August 24, 2001 (the "Maturity Date"), and may be partially converted from time to time into common stock until the Maturity Date. The Company may prepay the debentures at any time, and any debentures remaining unpaid at the Maturity Date will automatically be converted into shares of Common Stock at the conversion rate, regardless whether any holder or its affiliates would then own more than 4.9% of the outstanding shares of common stock. The Company has pledged all of its tangible and intangible personal property as security for repayment of the debentures. In December 1998 the Company initiated negotiations with both the Regulation S and Regulation D debenture holders to restructure the agreement to be more favorable to the Company.

         On October 28, 1998, notification was received from The Nasdaq Stock Market, Inc. that a Nasdaq Listing Qualifications Panel had determined to delist the Company's securities from The Nasdaq SmallCap Market effective with the opening of business October 29, 1998. The Panel was of the opinion that the Company failed to present a plan which would enable it to comply with the minimum bid price and market value of public float requirements, as set forth in NASD Marketplace Rules. Specifically, the bid price of $0.0625 on October 28, 1998 failed to meet the $1.00 minimum bid price requirement and the market value of public float based on 11,117,524 shares was $694,845, which failed to meet the minimum $1,000,000 requirement. The common stock of the Company is currently traded on the OTC Bulletin Board under the symbol "AHIC".

         On November 20, 1998, the Company executed a letter of intent to sell certain assets of the Norcross, Georgia clinic for $1,075,000; payable $950,000 in cash and a note for $125,000, subject to the execution of an asset purchase agreement. The book value of the assets to be sold is approximately $885,000 as of December 31, 1998. The proceeds will be used to pay down the convertible debentures and for working capital purposes. Tangible assets comprise $300,000 in account receivable less than six months old, and $365,000 in inventory and equipment. The Company has approximately $220,000 of unamortized goodwill attributable to the purchase of the clinic in 1996. The Company will retain approximately $300,000 in account receivable less than six months old and all account receivable older than six months. Proceeds from collection of the retained account receivable are estimated to be approximately $500,000. Subject to execution of an asset purchase agreement, the closing is scheduled on or before January 31, 1999.

ITEM 2. DESCRIPTION OF PROPERTY

         The Company leases approximately 3,500 square feet in an office building in Irving, Texas at a monthly rent $5,300 for use as its principal headquarters. The Company currently owns a parcel of land in San Antonio, Texas, on which the Company's Southcross clinic is located.

         The Company owns, operates and manages sixteen clinics. Twelve are primary care clinics, of which five are medical and seven are chiropractic clinics. The Company also has four physical therapy facilities at or close to the chiropractic clinics. The clinics are located in Texas, Louisiana and Georgia. This is a decrease of five clinics from the prior fiscal year, which are noted with asterisks. The following table lists the clinics, locations, monthly rents, services provided, and date acquired or commenced operation by the Company.

CLINICS IN OPERATION  IN FISCAL 1998     LOCATION             MONTHLY RENT    SERVICES PROVIDED              DATE ACQUIRED
------------------------------------     --------             ------------    -----------------              -------------
North East Clinic*                       San Antonio, TX      closed          primary medical care           December 1995

Nationwide Sports & Injury               Katy, TX             $3,400          physical therapy               October 1994
United Health Services                   Katy, TX             see above       chiropractic                   October 1994

Nationwide Sports & Injury (Wurzbach)    San Antonio, TX      $2,300          physical therapy               July 1994
United Health Services (Wurzbach)        San Antonio, TX      see above       chiropractic                   July 1994

Nationwide Sports & Injury (San Pedro)   San Antonio, TX      $3,000          physical therapy               October 1994
United Health Services (San Pedro)       San Antonio, TX      see above       chiropractic                   October 1994

Nationwide Sports & Injury (Bandera)     San Antonio, TX      $1,000          physical therapy               October 1994
United Health Services (Bandera)         San Antonio, TX      $1,900          chiropractic                   October 1994

Corpus Christi Rehab*                    Corpus Christi, TX   closed          chiropractic                   May 1996

San Pedro Clinic                         San Antonio, TX      $2,100          primary medical care           October 1994

Southcross Clinic                        San Antonio, TX      owned           urgent & primary medical care  December 1995

United Chiropractic (New Orleans East)   New Orleans, LA      $1,600          chiropractic                   July 1994

United Chiropractic (Uptown)             New Orleans, LA      $1,200          chiropractic                   July 1994

Peachtree Corners Medical Center***      Norcross, GA         pending sale    urgent & primary medical care  July 1995

Peachtree Medical Center of Conyers      Conyers, GA          $1,500          urgent & primary medical care  February 1996

Peachtree Medical Center of McDonough    McDonough, GA        $4,900          primary medical care           February 1996

Valley Family Health Center              McAllen, TX          $2,500          chiropractic                   January 1996

ACME Brownsville Chiropractic**          Brownsville, TX      sold            chiropractic                   July 1996

Southmost Medical Clinic*                Brownsville, TX      closed          primary medical care           September 1996

Disability Medicine*                     McAllen, TX          closed          primary medical care           July 1996

Total rent                                                   $25,400

*        Clinics closed in fiscal 1998.
**       Clinic sold in third quarter of fiscal 1998.
***      January 1999 clinic sale pending

ITEM 3. LEGAL PROCEEDINGS

         On April 14, 1998, the American Arbitration Association, Atlanta Ga., issued an award to the Company concerning its Northside clinic located in Atlanta, Georgia, against the doctor who was the original seller of that clinic. The doctor alleged contract default by the Company and was claiming all rights to this clinic. The Company contended that there was a valid settlement agreement concerning the alleged breach of contract. The arbitrator found there was a valid settlement agreement and issued a ruling in accordance with the reported terms of the settlement agreement. In sum, the award makes the doctor responsible for all sums and accounts due for operating expenses after March 10, 1996. Further, the award bars the doctor from making any claims against the Company for the Promissory Note and Guarantee given by the Company, and the doctor's employment contract. In exchange, the Company returns the clinic and any account receivable collected by the Company after February 1, 1997 for work done prior to February 1, 1997 by the doctor.

         The Company is engaged in litigation with a service supplier over unpaid invoices. There are two suits filed November 1997 and September 1997, respectively. The Company believes that a substantial portion of one claim is associated with the Northside clinic litigation. The case is: SmithKline Beecham Clinical Labs v. American HealthChoice, Inc., filed in the County Court of Bexar County at Law No. 5, San Antonio, Texas, and State District Court, 162nd Judicial District, Dallas County, Texas.

         The Company is engaged in litigation with a service supplier over unpaid invoices. The suit was filed April 1, 1998. The Company has retained a law firm and is currently evaluating the allegations. The case is: McKesson General Medical v. American HealthChoice, Inc., filed in the County Court of Dallas County at Law No. 2, Dallas, Texas.

         The Company is engaged in litigation with the doctor who managed the Norcross, Georgia clinic. The Company found it necessary to terminate the managing doctor. The managing doctor then filed a claim against the Company in July 1997 for breach of contract and sought an injunction to prevent the Company from enforcing its non-compete clause. The Court declined to enter a temporary restraining order against enforcement of the non-compete clause. The Company filed a counter claim against the doctor, primarily for losses the Company sustained while he managed the clinic. The case is Malcolm P. Dulock v. AHC Physicians Corporation, Inc., filed in the Superior Court of Gwinnett County, Georgia.

         The Company is engaged in litigation with an equipment lessor. The suit was filed October 14, 1998. The plaintiff alleges that the Company is the guarantor for a company called Corrective Vision Center that went out of business. The case is: Advanta Business Services Corp., v. American HealthChoice, Inc., filed in the County Civil Court of Harris County at Law No. 4, Harris County, Texas.

         The Company is engaged in litigation with an equipment lessor. The suit was filed October 6, 1998. The plaintiff alleges default for nonpayment of a lease and is claiming rights under the lease. The case is: CIT Group/Equipment Financing, Inc., v. American HealthChoice, Inc., filed in the State District Court, 68th Judicial District, Dallas County, Texas.

         The Company is engaged in litigation with an equipment lessor for a prefab trailer used as an office at a clinic in San Antonio, Texas. The suit was filed December 3, 1998. The plaintiff alleges default for nonpayment of a lease and is claiming rights under the lease. The case is: Sanwa Business Credit Corp., v. American HealthChoice, Inc., filed in the State District Court, 125th Judicial District, Harris County, Texas.

         One former doctor and two physicians assistants who worked at the Norcross, Georgia clinic have filed a law suit naming the Company as a codefendant. The one doctor and one of the physician assistants worked at the clinic prior to the Company purchasing the clinic. The other physicians assistant left the clinic within one year of the Company's purchase. The claim alleges a right to the account receivable for patients the doctors treated at the clinic that were collected after the doctors' employment ended with the clinic. The Company denies any liability and intends to cross claim against the former managing doctor of the clinic. The case is: Susan Johnson, Gilberto Martorell, and Henry Heard v. American HealthChoice, Inc., dba Peachtree Corners Medical Center, and Malcolm Dulock, filed in the Superior Court of Gwinnett County, Georgia.

         The Company was served a Complaint on January 26, 1998 alleging unspecified damages arising from trademark infringement and related claims. The Company has retained a law firm and is currently evaluating the allegations. The case is: Unihealth v. American HealthChoice, Inc., filed in the United States District Court, Southern District of Texas, Houston Division.

         A person claiming to have performed certain services in formation of the Company has sued claiming he is due a larger percentage of the Company stock than what he received. The Company was served notice on March 29, 1998 and has retained a law firm to seek a dismissal or in the alternative a change of venue. The case is Stewart v. American HealthChoice, Inc. filed in the United States District Court, Middle District of Florida, Tampa Division.

         The Company is engaged in litigation with the group that the Company purchased four Atlanta Georgia area clinics. The claim alleges failure to pay on the promissory note for the purchase of the clinics and to enforce stock pledge obligations. The suit was filed April 14, 1998 and the Company is currently evaluating this claim. The case is Metropolitan Health Care v. American HealthChoice, Inc. filed in the United States Bankruptcy Court, Northern District of Georgia, Atlanta Division.

         The Company is engaged in litigation filed on February 23, 1998 with a former landlord at a location where the Company closed a clinic for breach of lease. The Company answered and counter claimed against landlord for landlord's failure to perform under the agreement. The case is: Assist, Inc., v. American HealthChoice, Inc., filed in State District Court, 285th Judicial District, Bexar County, Texas.

         The Company is engaged in litigation filed on May 14, 1998 with a former landlord at a location where the Company closed a clinic for breach of lease. The Company answered and counter claimed against landlord for landlord's failure to perform under the agreement. The case is: Dale Baldauf and Marylyn D. Frank v. American HealthChoice, Inc., and Trevino, Roman & Assoc., filed in State District Court, 138th Judicial District, Cameron County, Texas.

         On November 9, 1998, an Involuntary Chapter 11 Petition was filed against AHC Physicians Corporation, Inc., a wholly owned subsidiary of the Company, in the United States Bankruptcy Court for the Northern District of Georgia, Atlanta Division. The petition was filed by three trade creditors and two former employees, one of which is the doctor who managed the Norcross, Georgia clinic that the Company is engaged in litigation. At a December 15, 1998 hearing in the Bankruptcy Court, the petition was dismissed based on evidence presented by the Company, which showed an insufficient number of qualified creditors and that the Company was paying its obligations in a timely manner.

         In respect to litigation with service suppliers and equipment lessors, the disputed obligation is included in accounts payable or capital lease obligations. The Company is not involved in any other material litigation.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended September 30, 1998.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Sale of securities without registration under the Securities Act. In August 1998, the Company sold 8% Cumulative Convertible Debentures in the aggregate amount of $3,385,000 offering to four limited partnerships not affiliated with the Company. Following are the names of the limited partnerships to which the debentures were sold:

                  Sovereign Partners, L.P.                          $1,000,000
                  Dominion Capital Fund, Ltd.                        1,985,000
                  Canadian Advantage Limited Partnership               200,000
                  Atlantis Capital Fund, Ltd.                          200,000

         The debentures were sold for cash. The total offering price was $3,385,000 and commissions were $135,400. The Company claims exemption under
Section 4(2) of the Securities Act of 1933 for a private transaction to sophisticated investors not involving any public offering or solicitation.

         The debentures are convertible at a conversion price equal to eighty (80%) of the average of the closing bid price of the shares of common stock of the Company as quoted on the Nasdaq SmallCap Market for the five (5) trading days preceding the date of conversion, provided no holder may covert an amount of debentures which would result in the holder and its affiliates beneficially owning more than 4.9% of the outstanding shares of common stock of the Company.

         Market Information. During the eight quarters ended September 30, 1998, the Company's common stock was listed on The Nasdaq SmallCap Market under the symbol "AHIC". The following table presents the high and low bid prices for each quarter:

                       QUARTER ENDED           HIGH BID        LOW BID
                       -------------          ----------     ----------
                       December 31, 1996      $    10.75     $     8.75
                       March 31, 1997         $   10.375     $     2.25
                       June 30, 1997          $    4.875     $     2.00
                       September 30, 1997     $    6.062     $     4.75
                       December 31, 1997      $    6.125     $     4.00
                       March 31, 1998         $    4.625     $    0.375
                       June 30, 1998          $     0.50     $    0.125
                       September 30, 1998     $     0.94     $    0.063

         The common stock was delisted by The Nasdaq Stock Market on October 29, 1998 and is currently traded on the OTC Bulletin Board under the symbol "AHIC".

         Holders. Based on information provided by the Company's transfer agent, the Company has approximately 100 holders of record of its common stock at September 30, 1998.

         Dividends. The Company has paid no cash dividends since its inception, and it is unlikely that any cash dividend will be paid in the future. The declaration in the future of any cash or stock dividends will be at the discretion of the Board depending upon the earnings, capital requirements and financial position of the Company, general economic conditions and other pertinent factors. There are no dividend restrictions in any creditor or other agreement to which the Company is a party.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


RESULTS OF OPERATIONS

         The following summary of earnings and related discussion of the results of operations should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this document.

                                                                        YEARS ENDED SEPTEMBER 30,
                                                              ------------------------------------------------
                                                                  1996              1997              1998
                                                              ------------      ------------      ------------
          Net Patient Revenues                                $ 10,187,000      $  9,756,000      $  7,226,000
          Operating Expenses:
            Compensation and benefits                            7,489,000         9,161,000         6,009,000
            Advertising and promotion                              946,000           640,000           323,000
            General and administrative                           3,274,000         2,752,000         2,393,000
            Rent                                                   980,000         1,084,000           880,000
            Other                                                  371,000         1,488,000           248,000
                                                              ------------      ------------      ------------
                Total Operating Expenses                        13,060,000        15,125,000         9,853,000
          Other Income (Expense):
            Interest expense and other costs of borrowing         (328,000)       (2,668,000)         (732,000)
            Other income (expense), net                         (1,035,000)          949,000          (419,000)
                                                              ------------      ------------      ------------
                Total Other Income (Expenses)                   (1,363,000)       (1,719,000)       (1,151,000)
                                                              ============      ============      ============
          Loss Before Income Taxes                            $ (4,236,000)     $ (7,088,000)     $ (3,778,000)
                                                              ============      ============      ============

Twelve Months Ended September 30, 1998 Compared to Twelve Months Ended September 30, 1997

         Net Patient Revenues. For the twelve months ended September 30, 1998, net patient revenues decreased 26% from $9,756,000 for the same period in 1997 to $7,226,000 in 1998. The decrease was a result of the closure or sale of five clinics in fiscal 1998 and reductions in revenues from chiropractic clinics due to new regulations in the State of Texas that govern marketing of medical services. Approximately $1,000,000 of the decrease was attributable to reduced volume of patient insurance settlements as a result of the changes in Texas marketing laws.

         Compensation and Benefits. For the twelve months ended September 30, 1998, compensation and benefits decreased 34% from $9,161,000 in 1997 to $6,009,000 in 1998. The decrease, which exceeded the comparable percentage decrease in revenues, was due primarily to personnel reductions related to closure of unprofitable clinics in the second half of fiscal 1997 and additional closures in fiscal 1998.

         Advertising and Promotion. For the twelve months ended September 30, 1998, advertising and promotion decreased $317,000 from $640,000 in 1997 to $323,000 in 1998. The decrease was attributable to reductions in advertising and promotion of the chiropractic clinics due to new regulations by the State of Texas that govern marketing of medical services.

         General and Administrative. For the twelve months ended September 30, 1998, general and administrative decreased 13% from $2,752,000 for fiscal year 1997 to $2,393,000 in 1998. The decrease of $359,000 was primarily attributable to reduced legal and professional expenses due to fewer pending suits and more legal projects assigned to in-house counsel.

         Rent. For the twelve months ended September 30, 1998, rent decreased $204,000 from $1,084,000 in 1997 to $880,000 in 1998. The decrease was primarily due to clinic closures in the second half of fiscal 1997.

         Other Operating Expense. For the twelve months ended September 30, 1998, other operating expenses decreased $1,240,000 from $1,488,000 in fiscal 1997 to $247,000 in 1998. This classification includes depreciation and amortization of $248,000 in 1998 and $236,000 in 1997. In addition, fiscal year 1997 included $1,252,000 for loan acquisition costs and loss on settlement of debt.

         Other Income and Expense. In fiscal year 1998, interest expense and other costs of borrowing were $732,000 compared to $2,668,000 in fiscal year 1997. The decrease of $1,936,000 is primarily due to the reduction of one-time financing costs from $2,138,000 in 1997 to $300,000 in 1998. New proceeds from debentures and notes payable were approximately $11,000,000 in 1997 compared to approximately $2,000,000 in 1998. Other expense of $419,000 in fiscal 1998 is primarily attributable to establishment of a 100% reserve for a note receivable in the amount of $225,000 related to the Company's investment in an eye care clinic.


Twelve Months Ended September 30, 1997 Compared to Twelve Months Ended September 30, 1996

         Net Patient Revenues. For the twelve months ended September 30, 1997, net patient revenues decreased 4% from $10,187,000 for the same period in 1996 to $9,756,000 in 1997. The decrease was a result of the closure of five unprofitable clinics as part of the Company's cost reduction efforts.

         Compensation and Benefits. For the twelve months ended September 30, 1997, compensation and benefits increased 22% from $7,489,000 in 1996 to $9,161,000 in 1997. Of such increase, approximately $1,100,000 resulted from full versus partial year operating expenses of clinics acquired in 1996. The balance of the increase relates principally to adoption of FAS 123 for non-employee stock options plus normal cost of living increases for existing employees.

         Advertising and Promotion. For the twelve months ended September 30, 1997, advertising and promotion decreased $306,000 from $946,000 in 1996 to $640,000 in 1997. This decrease was attributable to a reduction in advertising and promotion of the chiropractic clinics, primarily for telemarketing services.

         General and Administrative. For the twelve months ended September 30, 1997, general and administrative decreased 16% from $3,274,000 for fiscal year 1996 to $2,752,000 for 1997. The decrease was the result of overall reductions in expenses including medical supplies, insurance, travel, utilities and acquisition costs.

         Rent. For the twelve months ended September 30, 1997, rent increased $104,000 from $980,000 in 1996 to $1,084,000 in 1997. The increase was primarily due to more clinics in operation in fiscal 1997 than 1996.

         Other Operating Expense. For the twelve months ended September 30, 1997, other operating expenses increased $1,117,000 from $371,000 in fiscal 1996 to $1,488,000 in 1997. This classification includes depreciation and amortization of $236,000 in 1997 and $371,000 in 1996. In addition, fiscal year 1997 included $1,252,000 for loan acquisition costs and loss on settlement of debt.

         Other Income and Expense. In fiscal year 1997, interest expense and other costs of borrowing were $2,668,000 compared to $328,000 in fiscal year 1996. The increase of $2,340,000 is primarily due to one-time financing costs increasing from $100,000 in 1996 to $2,138,000 in 1997. Other income of $949,000 in fiscal 1997 is the result of the Company recovering previously written-off accounts receivable, including $400,000 in State of Texas Medicaid reimbursements.


LIQUIDITY AND CAPITAL RESOURCES

         For the twelve months ended September 30, 1998, net cash used in operating activities was $1,951,000 as compared to $4,273,000 for the twelve months ended September 30, 1997. The decrease of $2,322,000 is primarily attributable to an $800,000 reduction in corporate operating expenses and a decrease in net accounts receivable of $900,000 in fiscal 1998 versus an increase of $800,000 in fiscal 1997 resulting in a net positive improvement of $2,500,000 in net cash from operations. The net cash used in operating activities for 1998 was funded from the proceeds of new debentures issued in August 1998.

         Approximately $800,000 of net cash used in operating activities in 1998 was attributable to operating losses at the Company's medical clinic in Norcross, Georgia. The Company entered into an agreement to sell the clinic in January 1999. See

Item 1.-"Description of Business-Recent Developments." In addition to the positive impact from the clinic sale, further anticipated reductions in corporate operating expenses and improved profitability from the chiropractic clinics in Texas should continue the trend to improve operating results in fiscal year 1999.

         Accounts receivable is the most significant operating asset of the Company. Accounts receivable declined approximately $900,000 in fiscal year 1998. The Company expects this trend to continue in fiscal 1999. Funds generated from further reductions in accounts receivable will be used to reduce accounts payable.

         The 1997 changes in Texas marketing laws significantly reduced the Company's ability to market chiropractic services, particularly in the Rio Grande Valley area of the state where the Company operated two clinics at the time of the change in the laws. Since many patient insurance settlements are administered by insurance companies or attorneys representing the patients often results in remitting the chiropractic services portion of the settlement at a later date and often a lesser amount than the fees for services rendered. In response to this situation, the Company sold one clinic and reduced operating expenses at the remaining clinic in the Rio Grande Valley. The Company has adjusted its chiropractic marketing efforts to ensure compliance with the new marketing laws. The primary change involved ceasing telemarketing services and strengthening its audit procedures to ensure any patient referrals meet the requirements of the new laws. In addition, the Company intends to only have relationships with attorneys who also comply with the new laws. The Company believes that accounts receivable from patient insurance settlements as of September 30, 1998 have adequate reserves and will be collected in the ordinary course of business.

         Net cash used in investing activities for the year ended September 30, 1998, included a $247,000 increase in notes receivable, which was offset by a $153,000 decrease in property and equipment resulting from the closure of clinics, resulting in a net of $102,000 used in investing activities.

         Net cash provided by financing activities for the year ended September 30, 1998 was $1,100,000, resulting primarily from $1,801,000 proceeds from debentures less $851,000 in payments for notes and capital leases.

         After the sale of the Norcross clinic and planned improvements in the profits from chiropractic clinics, operating profits from the clinics will not cover planned corporate expenses, debt service and working capital requirements. Management of the Company is actively searching for acquisitions that are currently profitable and have minimal working capital requirements. The Company intends to fund new acquisitions through the issuance of common stock and proceeds from new convertible debentures.

         Management intends to complete at least one acquisition and obtain new debt financing by March 31, 1999. Future profitability and growth are dependent on the successful completion of these transactions.


YEAR 2000 ISSUE

The Company is mindful of the need to insure its information systems are compliant with the Year 2000 Issue. As the Company upgrades and changes its information systems, the Year 2000 Issue will be a part of the Company's evaluation process. The Company expects in its next fiscal year to do a formal review of its information systems to check compliance with the Year 2000 Issue and plan according for any needed adjustments prior to the year 2000. Required upgrades will not be material and will be in place by September 30, 1999.




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

'



ITEM 7. FINANCIAL STATEMENTS

                           AMERICAN HEALTHCHOICE, INC.
                                AND SUBSIDIARIES


                                      INDEX


                                                                                   PAGE
                                                                                   ----
FINANCIAL STATEMENTS:


Independent Auditor Report                                                          18


Consolidated Balance Sheet - September 30, 1998                                     19


Consolidated Statements of Operations - Years Ended                                 20
         September 30, 1997 and 1998


Consolidated Statement of Stockholders' Equity - Years                              21
         Ended September 30, 1997 and 1998


Consolidated Statements of Cash Flows - Years Ended                                 22
         September 30, 1997 and 1998


Notes to Consolidated Financial Statements                                          23

                          REPORT OF INDEPENDENT AUDITOR




To the Board of Directors
American HealthChoice, Inc. and subsidiaries


We have audited the accompanying consolidated balance sheet of American HealthChoice, Inc. and subsidiaries as of September 30, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended September 30,1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American HealthChoice, Inc. and subsidiaries as of September 30, 1998, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 1998 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements as of and for the year ended September 30, 1998 have been prepared assuming that American HealthChoice, Inc. will continue as a going concern. As more fully described in Note 2, the Company has incurred recurring losses. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management's resolution in regard to this matter is also described in Note 2. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Lane Gorman Trubitt, L.L.P.
Dallas, Texas
November 18, 1998

                           AMERICAN HEALTHCHOICE, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1998


                                     ASSETS


Current Assets:
Cash                                                                           $    169,895
Accounts receivable, less allowance for doubtful accounts of $ 8,354,930          7,787,687
Advances and notes receivable                                                       293,840
Other current assets                                                                 73,847
                                                                               ------------
         Total current assets                                                     8,325,269

Property and equipment, net                                                       1,290,577
Goodwill, net                                                                       420,588
Other assets                                                                         23,868
                                                                               ------------
         Total assets                                                          $ 10,060,302
                                                                               ============



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current portion of notes payable                                               $    701,341
Current portion of capital lease obligations                                        205,864
Accrued payroll and payroll taxes                                                   289,697
Accounts payable and accrued expenses                                             1,168,852
                                                                               ------------
         Total current liabilities                                                2,365,754

Convertible debentures                                                            4,105,594
Notes payable, less current portion                                                 240,809
Capital lease obligations, less current portion                                     179,055
                                                                               ------------
         Total liabilities                                                        6,891,212

Commitments

Stockholders' Equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized; none issued
Common stock, $.001 par value; 115,000,000 shares authorized;
  14,519,632 shares issued and outstanding                                           14,520
Options to acquire common stock                                                     685,664
Additional paid-in capital                                                       12,875,040
Accumulated deficit                                                             (10,406,134)
                                                                               ------------
         Total stockholders' equity                                               3,169,090
                                                                               ------------
         Total liabilities and stockholders' equity                            $ 10,060,302
                                                                               ============



       See accompanying notes to these consolidated financial statements.

                           AMERICAN HEALTHCHOICE, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                              YEARS ENDED SEPTEMBER 30,
                                                            ------------------------------
                                                               1997              1998
                                                            ------------      ------------
Net Patient Revenues                                        $  9,755,786      $  7,226,113

Operating Expenses:
  Compensation and benefits                                    9,160,742         6,009,141
  Advertising and promotion                                      639,698           322,726
  Depreciation and amortization                                  236,226           247,392
  General and administrative                                   2,752,459         2,393,018
  Loan acquisition costs and loss on settlement of debt        1,251,946              --
  Rent expense                                                 1,083,711           880,301
                                                            ------------      ------------
         Total operating expenses                             15,124,782         9,852,578

Other Income (Expense):
  Interest expense and other costs of borrowing               (2,667,708)         (731,796)
  Other expense                                                     --            (477,757)
  Other income                                                   948,716            58,500
                                                            ------------      ------------
         Total other expenses                                 (1,718,992)       (1,151,053)

                                                            ------------      ------------
Loss Before Income Taxes                                      (7,087,988)       (3,777,518)
Income Tax Expense (Benefit):
  Currently payable                                               47,629              --
  Deferred                                                      (807,783)             --
                                                            ------------      ------------
         Total income tax benefit                               (760,154)             --

                                                            ------------      ------------
Net Loss                                                    $ (6,327,834)     $ (3,777,518)
                                                            ============      ============


Basic and Diluted Net Loss Per Share                        $      (0.78)     $      (0.33)



Weighted Average Common Shares Outstanding                     8,082,426        11,554,428




       See accompanying notes to these consolidated financial statements.

                           AMERICAN HEALTHCHOICE, INC.
                                AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED SEPTEMBER 30, 1997 AND 1998


                                                                  OPTION TO      COMMON         ADDITIONAL
                                COMMON STOCK                       ACQUIRE        STOCK           PAID-IN       ACCUMULATED
                                   SHARES          AMOUNT          COMMON       SUBSCRIBED        CAPITAL         DEFICIT
                                ------------                    ------------   ------------
                                                                   STOCK
Balances at September 30,1996      7,232,692    $      7,232    $    100,000   $     78,527    $  5,327,256    $   (300,782)
Common stock issued in
 connection with acquisition          12,940              13            --             --            63,394            --
Sale of common stock at
prices ranging                       135,953             136            --             --           469,451            --
 from $2.00 to $5.00 per
share
Common stock issued in
 lieu of note payment                117,964             118            --          (78,527)        277,920            --
Common stock issued for
 settlement of litigation              2,500               2            --             --             6,953            --
Common  stock  issued  in
connection                           240,000             240            --             --           581,120            --
 with consulting contracts
Common  stock  issued  in
connection                           358,113             358            --             --         1,613,995            --
 with employment incentives
Common  stock  issued  in
connection                         1,778,762           1,779            --             --         3,715,642            --
 with financing provided
Common issued to board
 members for service                   2,500               3            --             --            12,248            --
Director options                        --              --            95,627           --              --              --
Director options                        --              --           197,019           --              --           197,019
Financing warrants                      --              --            56,073           --              --              --
Financing warrants                      --              --           236,945           --              --              --
Return to company                     (8,040)             (8)           --             --           (64,721)           --
Miscellaneous                         (2,770)             (2)           --             --                              --
Net loss                                --              --              --             --              --        (6,327,834)
                                ------------    ------------    ------------   ------------    ------------    ------------
Balances at September 30,1997      9,870,614           9,871         685,664           --        12,003,258      (6,628,616)
Common  stock  issued  in
connection                         3,218,296           3,218            --             --         1,286,717            --
 with debenture conversion
Common stock issued in
 connection with bridge loan       1,500,000           1,500            --             --           186,000            --
Common  stock  issued  in
connection                            89,487              90            --             --            24,044            --
 with employment incentives
Return to company                   (158,765)           (159)           --             --          (624,979)           --
Net loss                                --              --              --             --              --        (3,777,518)
                                ------------    ------------    ------------   ------------    ------------    ------------
Balances at September 30,1998     14,519,632    $     14,520    $    685,664   $       --      $ 12,875,040    $(10,406,134)
                                ============    ============    ============   ============    ============    ============
                                   TOTAL
Balances at September 30,1996  $  5,212,233
Common stock issued in
 connection with acquisition         63,407
Sale of common stock at
prices ranging                      469,587
 from $2.00 to $5.00 per
share
Common stock issued in
 lieu of note payment               199,511
Common stock issued for
 settlement of litigation             6,955
Common  stock  issued  in
connection                          581,360
 with consulting contracts
Common  stock  issued  in
connection                        1,614,353
 with employment incentives
Common  stock  issued  in
connection                        3,717,421
 with financing provided
Common issued to board
 members for service                 12,251
Director options                     95,627
Director options
Financing warrants                   56,073
Financing warrants                  236,945
Return to company                   (64,729)
Miscellaneous                            (2)
Net loss                         (6,327,834)
                               ------------
Balances at September 30,1997     6,070,177
Common  stock  issued  in
connection                        1,289,935
 with debenture conversion
Common stock issued in
 connection with bridge loan        187,500
Common  stock  issued  in
connection                           24,134
 with employment incentives
Return to company                  (625,138)
Net loss                         (3,777,518)
                               ------------
Balances at September 30,1998  $  3,169,090
                               ============




       See accompanying notes to these consolidated financial statements.

                           AMERICAN HEALTHCHOICE, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        YEARS ENDED SEPTEMBER 30,
                                                       --------------------------
                                                          1997           1998
                                                       -----------    -----------
Cash Flows From Operating Activities:
Net loss                                               $(6,327,834)   $(3,777,518)
Adjustments to reconcile net loss to
  net cash used in operating activities:
  Allowance for doubtful accounts                        1,758,888      3,204,031
  Deferred taxes                                          (807,783)          --
  Depreciation and amortization                            255,804        247,392
  Stock transactions:
    Stock issued in connection with
     financing transactions                              2,304,357        232,435
    Director compensation-stock and options                304,897           --
    Employee compensation-stock                            273,320         24,134
    Lawsuit settlement-stock                                 6,955           --
    Consulting fees-stock                                  581,360           --
  Loss on settlement of debt                               250,000           --
  Write-off of stockholder note payable                   (176,719)          --
  Write-off of notes receivable                               --          292,770
  Fees deducted from debenture proceeds                       --          607,491
Change in operating assets and liabilities, net:
  Accounts receivable-trade                             (2,533,922)    (2,290,075)
  Other current assets                                     (28,275)        51,601
  Income tax receivable                                     22,000           --
  Accounts payable and accrued expenses                   (187,785)        95,752
  Income taxes payable                                      31,629        (31,625)
                                                       -----------    -----------
       Net cash used in operating activities            (4,273,108)    (1,343,612)
 Cash Flows From Investing Activities:
  Advances and notes receivable, net                       139,649       (246,551)
  Property and equipment, net                             (330,610)       153,261
  Other assets                                                (511)        (8,408)
                                                       -----------    -----------
       Net cash used in investing activities              (191,472)      (101,698)
Cash Flows From Financing Activities:
  Proceeds from notes payable                            5,356,261        150,000
  Proceeds from debentures                               5,590,646      1,193,103
  Payments on notes payable and capital leases          (5,967,745)      (850,899)
  Proceeds from sale of stock                              449,253           --
                                                       -----------    -----------
       Net cash provided by financing activities         5,428,415        492,204
                                                       -----------    -----------
Net (Decrease) Increase In Cash                            963,835       (953,106)
Cash At Beginning Of Year                                  159,166      1,123,001
                                                       ===========    ===========
Cash At End Of Year                                    $ 1,123,001    $   169,895
                                                       ===========    ===========

Supplemental Disclosure Of Cash Flow Information:
  Income taxes paid                                    $    16,000    $    31,629
  Interest paid                                          2,603,697        278,684

Supplemental Disclosure Of Non-cash Transactions:
  Offset note receivable against note payable              189,710           --
  Acquisition of equipment via stock or note payable        71,156           --
  Write-off note payable to goodwill                       165,310
  Capital lease additions                                  258,868           --
  Payoff of old debenture with proceeds
   from new debenture                                         --        1,584,406
  Conversion of debenture into stock                          --        1,245,000
  Reinstate notes payable to directors
   in connection with return of stock to company              --          625,138


       See accompanying notes to these consolidated financial statements.

                           AMERICAN HEALTHCHOICE, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - American HealthChoice, Inc. and subsidiaries (the Company) consists of a parent company and sixteen clinics providing medical, physical therapy, and chiropractic services in San Antonio, McAllen, and Houston, Texas, New Orleans, Louisiana and in the metro area of Atlanta, Georgia. Four of the physical therapy clinics are strategically located next to a corresponding chiropractic clinic. Substantially all of the Company's revenues are derived from chiropractic, physical therapy and medical services provided to individuals living in the vicinity of the clinics.

Consolidation Policy - The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material inter-company accounts and transactions have been eliminated in consolidation.


Net Patient Revenues - Revenue is recognized upon performance of services. Substantially all of the Company's revenues are derived from personal injury claims and claims filed on major medical policies, worker's compensation policies, Medicare or Medicaid. Allowances for discounts on services provided are recognized in the periods the related revenue is earned. Allowances are maintained at levels considered appropriate by management based upon historical charge-off experience and other factors deemed pertinent by management. Fiscal 1998 and 1997 net patient revenues; as a percentage of total revenues, for medical, chiropractic and physical therapy services amounted to 55% and 51%, 39% and 41%, and 6% and 8%, respectively.

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

Advertising Costs - The Company's policy is to expense all advertising costs in the period in which advertising first takes place. Advertising expense was approximately $323,000 and $640,000 for the years ended September 30, 1998 and 1997 respectively.

Property and Equipment, net - Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided over the estimated useful lives of the related assets, primarily using straight-line methods.

Income taxes - The Company accounts for income taxes under Financial Accounting Standards Board (FASB) Statement No. 109, "Accounting for Income Taxes." FASB Statement No. 109 requires that deferred income taxes be recorded on a liability method for temporary differences between the financial reporting and tax bases of a company's assets and liabilities, as adjusted when new tax rates are enacted.

Goodwill - Goodwill arose from the Company's acquisitions of various clinics and is being amortized using the straight-line method over 20 years.

Recent Accounting Pronouncements - In November 1997 the Emerging Issue Task Force (EITF) finalized EITF 97-2 which provides guidance on consolidation of physician practices and enhances related disclosures of physician practice management companies. This EITF 97-2 is effective for fiscal years ending after December 15, 1998. The Company is in the process of evaluating any potential effect on its reporting format.

The Financial Accounting Standards Board has also released FAS 130, "Reporting Comprehensive Income," FAS 131, "Disclosures about Segments of an Enterprise and Related Information," FAS 132, "Employer's Disclosures About Pensions and Other Postretirement Benefits," and FAS 133, "Accounting for Derivative Instruments and Hedging Activities." The Company believes that the impact of these new standards will not have a material effect on the Company's consolidated financial position, results of operations or disclosures.

Use of Estimates - In preparing the Company's consolidated financial statements, management is required to make estimates and assumptions that effect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates. The accounts receivable allowance is a significant estimate.

Earnings per Share - Effective October 1, 1997, the Company adopted FASB Statement No. 128 (FAS 128), "Earnings Per Share." FAS 128 requires the presentation of basic earnings per share and, for companies with potentially dilutive securities such as convertible debt, stock options and warrants, diluted earnings per share.

Basic earnings per share are computed using the weighted-average number of common shares outstanding. Diluted earnings per share are computed using the weighted-average common shares outstanding after giving effect to potential common stock from stock options based on the treasury stock method, plus other potentially dilutive securities outstanding. If the result of assumed conversions is dilutive, net earnings are adjusted for the interest expense on the convertible debt, while the average shares of common stock outstanding are increased.

The potentially dilutive securities held at September 30, 1998 and 1997 were convertible debentures and stock options, discussed in footnotes 9 and 13, respectively. For both years presented, to effect of the assumed conversion of these securities was antidilutive.


2. RECURRING LOSSES

For the twelve months ended September 30, 1998, the Company incurred a net loss of $3,777,518 compared to a net loss of $6,327,834 for the twelve months ended September 30, 1997. Although the fiscal 1998 loss represents a significant improvement over fiscal 1997, the Company has been unable to generate sufficient cash flow from operations to fund its operating requirements.

The Company's largest medical clinic, located in Norcross, Georgia, incurred losses of approximately $560,000 in fiscal 1998. In November 1998, the Company entered into an agreement to sell the clinic. See Note 18. In addition to the positive impact from the clinic sale, Management of the Company intends to continue its efforts to reduce operating costs at the clinics and the corporate office. Also, the Company intends to improve profitability at its Texas chiropractic clinics through marketing programs, which will comply with the new regulations implemented by the State of Texas in September 1997.

After the sale of the Norcross clinic and planned improvements in the profits from chiropractic clinics, operating profits from the clinics will not cover planned corporate expenses, debt service and working capital requirements. Management of the Company is actively searching for acquisitions that are currently profitable and have minimal working capital requirements. The Company intends to fund new acquisitions through the issuance of common stock and proceeds from new convertible debentures.

Management intends to complete at least one acquisition and obtain new debt financing by March 31, 1999. Future profitability and growth are dependent on the successful completion of these transactions.

3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                                                                             SEPTEMBER 30,
                                                                                            USEFUL LIFE          1998
                                                                                            -----------     --------------
          Land                                                                                       --     $     120,000
          Building and leasehold improvements                                                2-39 years           313,060
          Furniture and equipment, including equipment  under capital leases                 5-15 years         2,015,284
          Less accumulated depreciation and amortization                                                       (1,157,767)
                                                                                                            -------------
                                                                                                            $   1,290,577
                                                                                                            =============

The following is a summary of equipment under capital leases:
          Equipment                                                                                         $     627,910
          Less accumulated amortization                                                                          (225,707)
                                                                                                            -------------
                                                                                                            $     402,203
                                                                                                            =============

Substantially all assets leased are pledged as collateral under the existing capital lease agreements.


4. DIVESTITURES

In June 1998, as the result of an arbitration settlement, the Company returned the assets of the Peachtree Medical Center Northside Clinic to the original seller. Operating assets of approximately $188,000 were offset by a note payable of approximately $172,000 resulting in a loss on settlement of $16,000.

In June 1998 the Company sold the assets of the ACME Brownsville Chiropractic Clinic to an unrelated entity for a $250,000 note receivable. The transaction resulted in loss on sale of $18,000. In August 1998 the purchaser was issued 1,000,000 shares of common stock of the Company as consideration for a bridge loan of $100,000.


5. ADVANCES AND NOTES RECEIVABLE

At September 30, 1998, the Company had advances due of $52,546 including $32,389 from stockholders.

In September 1998, as the result of a bankruptcy filing, the Company elected to provide a 100% reserve against a note receivable of $225,000 related to the Company's investment in an eye care clinic. The charge is included in other expenses for 1998.

The $250,000 note received as consideration for the assets of the ACME Brownsville Chiropractic Clinic bears interest at 8% and is payable in 60 monthly installments of $5,069 and is secured by the assets of the clinic. The principal due at September 30, 1998 was $241,294.

6. NOTES PAYABLE

A summary of notes payable at September 30, 1998 is as follows:

Notes payable to two directors in connection with the return of 158,765 shares of common stock.
  Interest on the notes is 8%.  The notes are payable on demand.                                              $ 375,138
Notes payable to physicians in connection with
  the Metropolitan acquisition.  Interest on the notes
  range from 8% to 10%. Monthly payments, including
  interest, range from $2,133 to $9,161 over periods
  ranging from five to seven years.  The notes are
  collateralized by accounts receivable and furniture,
  fixtures and equipment.                                                                                       353,878
Unsecured notes payable to former stockholder of Peachtree.
  Interest on the note is 8%. The remaining principal of $93,290 was due October 1, 1997.  The Company intends to take an equitable set off against the note holder as part of the litigation.
  See Item "Legal Proceedings" involving Dr. Malcolm Dulock.
  Accordingly, the entire balance of this note is classified as
  current in the accompanying balance sheet.                                                                     93,290
Unsecured note payable due in monthly payments of $1,587,
  including interest at 8%, through June 1999.                                                                   60,340
Non interest-bearing note payable to former owner of one of the
  Metropolitan clinics.  Principal is due in monthly payments of $5,481 through June 1997.  The note is collateralized
  by shares of the Company's common stock.                                                                       49,329
Other notes payable with interest rates ranging from 0% to
  9.95% and monthly payments ranging from $-0- to $1,000 through
  July 1999.                                                                                                     10,175
                                                                                                              ---------
                                                                                                                942,150
Less: Current maturities                                                                                       (701,341)
                                                                                                              ---------
Long-term notes payable                                                                                       $ 240,809
                                                                                                              =========


Scheduled future maturities of notes payable are as follows:

                           1999                                                                               $ 701,341
                           2000                                                                                  94,033
                           2001                                                                                 101,873
                           2002                                                                                  44,903
                                                                                                              ---------
                                                                                                              $ 942,150
                                                                                                              =========

7. RELATED PARTY TRANSACTIONS

The Company had an unsecured note payable to a major stockholder in the principal amount of $153,753. The note bears interest at 7.5% and was due, along with the principal amount outstanding, on January 31, 1996. The note originated as a result of the acquisition of equipment by the Company from such stockholder for common stock and a note of $125,067. Subsequent advances increased the note to $153,753. Conversely the stockholder claimed offsets to this note. In March of 1997 the Board appointed a committee to reconcile the differences. In August 1997, the board determined and passed a resolution that each party's claim was offsetting and neither party owed the other. This note was written off against the related receivable.

Certain stockholders had advances totaling $32,389 outstanding from the Company at September 30, 1998. The Company believes that all amounts due from these stockholders will be repaid in full.

8. COMMITMENTS

Rent expense for the years ended September 30, 1997 and 1998 amounted to approximately $1,084,000 and $880,000 respectively. The Company also leases equipment under capital leases with interest rates ranging from 9.2% to 19.2%. Future minimum lease payments under operating leases with terms in excess of one year and capital leases are as follows:

           YEAR ENDED SEPTEMBER 30,                      OPERATING            CAPITAL
           ------------------------                      ---------           ---------
           1999                                          $ 530,690           $ 267,456
           2000                                            307,309              93,528
           2001                                             57,662              86,631
           2002                                                 --              38,243
           2003                                                 --               6,374
                                                         ---------           ---------
           Total minimum lease payments                  $ 895,661             492,232
                                                         =========           =========
           Future interest                                                    (107,313)
                                                                             ---------
                                                                               384,919
           Less current portion                                               (205,864)
                                                                             ---------
           Non-current portion                                               $ 179,055
                                                                             =========

The Company has a three-year employment agreement ending June 1, 2000 with its chief executive officer. In the event of termination of the agreement for any reason, he will be entitled to a severance pay equal to six months of his full salary. After a change of control of the Company, as defined in the employment agreement, if the chief executive officer's employment is terminated, he terminates his employment, his duties are changed or certain other specified events take place, he will be entitled to a severance payment equal to twice his effective annual compensation, together with a continuation of all employee benefits for two years.


9. CONVERTIBLE DEBENTURES

The Company sold two 8% Cumulative Convertible Debentures dated April 22, 1997 and April 25, 1997 in the aggregate amount of $2,600,000 in a Regulation S offering. The Debentures are convertible after 41 days at a conversion price equal to eighty percent (80%) of the average closing bid price of the shares of common stock of the Company as quoted on the Nasdaq SmallCap Market for the five
(5) trading days preceding the date of conversion. The interest on the note is payable in cash or in-kind as shares. The investment banking firm received $338,000 for all fees and in addition, 400,000 two year warrants at an option price of $3.00. During the interim, a bridge loan of $750,000 was advanced to the Company by an investor group. The loan was at a rate of 10% annually and as additional compensation for brokering the placement the group received 1,000,000 warrants at $2.375. A consultant of the group received 200,000 shares of the Company's common stock as compensation. On June 4, 1997, the Debentures were converted including the accrued interest of $36,000 for 1,414,890 shares of common stock. The average bid price of the shares for the five preceding trading days was $2.31875. The conversion price was $1.855 resulting in an additional financing cost for the third quarter of $530,000. Unamortized prepaid financing costs associated with the Debentures of $646,000 were also recognized in the third quarter of fiscal 1997.

In September 1997, the Company sold two 8% Cumulative Convertible Debentures all dated September 12, 1997 in the aggregate amount of $3,550,000 in a Regulation S offering. The Debentures are convertible after 82 days at a conversion price equal to eighty (80%) of the average closing bid price of the shares of common stock of the Company as quoted on the Nasdaq SmallCap Market for the five (5) trading days preceding the date of conversion. The interest on the note is payable in cash or in kind as shares. The investment banking firm received $461,500 for all fees. Financing costs including interest for the debentures was recorded in the fourth quarter of fiscal 1997. Between February 16, 1998 and August 14,1998 $1,245,000 of Debentures and $44,935 in accrued interest were converted for 3,218,296 shares of common stock. The conversion price per share ranged from $1.25 to $0.0625 per share.

In August 1998 the Company sold 8% Cumulative Convertible Debentures in the aggregate amount of $3,385,000 in a Regulation D offering to four limited partnerships not affiliated with the Company. The debentures are convertible at a conversion price equal to eighty (80%) of the average of the closing bid price of the shares of common stock of the Company as quoted on the Nasdaq SmallCap Market for the five (5) trading days preceding the date of conversion, provided no holder may covert an amount of Debentures which would result in the holder and its affiliates beneficially owning more than 4.9% of the outstanding shares of common stock of the Company. The Debentures are payable in full on August 24, 2001 (the "Maturity Date"), and may be partially converted from time to time into Common Stock until the Maturity Date. The Company may prepay the debentures at any time, and any debentures remaining unpaid at the Maturity Date will automatically be converted into shares of Common Stock at the conversion rate, regardless whether any holder or its affiliates would then own more than 4.9% of the outstanding shares of Common Stock. The Company has pledged all of its tangible and intangible personal property as security for repayment of the Debentures. Following is a summary of Debenture activity for the twelve months ended September 30, 1998:

                                                  REG. S           REG. D           TOTAL
                                                -----------      -----------     -----------
    Principal balance at September 30, 1997     $ 3,550,000      $      --       $ 3,550,000
    Conversion for common shares                 (1,245,000)            --        (1,245,000)
    Proceeds from Regulation D offering          (1,584,406)       3,385,000       1,800,594
                                                -----------      -----------     -----------
    Principal balance at September 30, 1998     $   720,594      $ 3,385,000     $ 4,105,594
                                                ===========      ===========     ===========


10. STOCKHOLDERS' EQUITY

During the first quarter of fiscal year 1997 the Company issued 12,940 shares of common stock at $4.90 per share in connection with acquisitions.

In fiscal year 1997, the Company issued 135,953 shares of common stock in connection with the exercise of stock options at prices ranging from $2.00 to $5.00 per share.

In fiscal year 1997, the Company issued 117,964 shares of common stock in lieu of note payments including 87,964 shares issued to the president and CEO of the Company to extinguish a note of $125,981 and accrued interest of $4,867.

In September 1997, the Company issued 2,500 shares of common stock at $2.78 per share for settlement of litigation.

In April 1997 the Company issued 200,000 shares of common stock for consulting services at a share price of $2.19. In September 1997, the Company issued 40,000 shares of common stock for consulting services at a share price of $3.59.

In fiscal year 1997 the Company issued 358,113 shares of common stock to employees for employment bonuses and incentive awards including 167,609 shares to the president and CEO. The price per share ranged from $1.17 to $5.25.

On June 4, 1997 two 8% Cumulative Convertible Debentures dated April 22, 1997 and April 25, 1997 in the aggregate amount of $2,600,000 and accrued interest of $35,616 were converted into 1,414,890 shares of common stock. After deducting unamortized bond issuance costs of $646,333, the credit to stockholders' equity was $1,989,283. An additional 363,872 shares of common stock were issued in fiscal year 1997 in connection with other private placements. The credit to stockholders equity was $1,728,138.

An outside director was issued 2,500 shares of common stock in September 1997 for services.

The Company received back from a shareholder in fiscal 1997 8,040 shares of its common stock (issued during the third quarter of fiscal 1996 in lieu of a note payable payment). The Company instead paid the principal and interest, which totaled $64,729.

In fiscal year 1997, stockholders' equity was credited for the fair value of options granted to directors in the amount of $292,646. Also, stockholders' equity was credited for the fair value of warrants issued in the amount of $293,018.

Between February 16, 1998 and August 14, 1998, the Company issued 3,218,296 shares of common stock for the conversion of $1,245,000 of debentures and $44,935 in accrued interest. The conversion price per share ranged from $1.25 to $0.0625 per share.

In July 1998 the Company obtained a $50,000 bridge loan from a stockholder and a $100,000 bridge loan from an unrelated company. The Company issued 500,000 and 1,000,000 shares of common stock, respectively, as partial consideration for the loan. The price per share was $0.125. The loan was paid off in August 1998 from the proceeds of the 8% convertible debentures.

In fiscal year 1998 the Company issued 89,487 shares of common stock to employees for employment bonuses and incentive awards including 50,000 shares to the president and CEO. The price per share ranged from $0.0625 to $0.2812.

In fiscal year 1998, the President and CEO, and a principal shareholder and board member, returned 111,739 and 47,026 shares of common stock to treasury, respectively, in consideration for the reinstatement of notes payable in the amounts payable of $439,973 and $185,165, respectively. $250,000 of the proceeds from the 8% convertible debentures was used to repay $175,950 and $74,050, respectively.

The holders of any preferred stock, which might be issued, shall have such rights, preferences and privileges as may be determined by the Company's board of directors. Currently there are no holders of preferred stock.


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

The Company's trade receivables at September 30, 1997 and 1998 consist of the following, stated as a percentage of total accounts receivable:

                                                                   1997        1998
                                                                 ------      ------
               Personal injury claims                                51          23
               Medical claims filed with insurance companies         27          34
               Medicare/Medicaid claims                               7           4
               Workman's compensation claims                          7          19
               Other claims                                           8          20
                                                                 ------      ------
                                                                    100%        100%
                                                                 ======      ======

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

The principal differences resulting in deferred taxes are the financial statement bases versus the tax base of allowance for doubtful accounts, amortization of goodwill, vacation accrual, employee stock options, and section 481 adjustment due to a change from cash to accrual for tax purposes in fiscal year 1997.

The deferred tax assets and liabilities in the consolidated balance sheet at September 30, 1998 are as follows:

            Assets:                                 CURRENT        NON-CURRENT
                                                  -----------      -----------
            Vacation accrual                      $    37,488      $      --
            Goodwill                                  372,533             --
            Contributions carry-forwards                 --              8,883
            Net operating loss carry-forwards            --          4,760,429
                                                  -----------      -----------
                                                      410,021        4,769,312
            Liabilities:
            Employee stock options                       --           (204,497)
            Section 481 adjustment                   (574,265)        (574,265)
                                                  -----------      -----------
                                                     (574,265)        (778,762)
                                                  -----------      -----------
                Deferred tax assets, net             (164,244)       3,990,550
                Less valuation allowance              164,244       (3,990,550)
                                                  ===========      ===========
                                                  $      --        $      --
                                                  ===========      ===========

At September 30, 1998, the Company has net operating loss and contribution carry forwards of approximately $12,694,000 and $24,000, respectively, to offset future taxable income. These carry forwards expire through the year 2013.

A valuation allowance was established to reduce the net deferred tax asset for the amounts that will more likely than not be realized. This reduction is primarily necessary due to the uncertainty of the Company's ability to utilize all of the net operating loss carry forwards

The income tax benefit reconciled to the tax computed at federal statutory rates at September 30, 1997 is as follows:

Tax at statutory rates                                               $   47,629
Tax effect of nondeductible items                                            --
Other-net                                                                    --
                                                                     ----------
                                                                         47,629
Deferred tax benefit                                                 $ (807,783)
                                                                      ---------
                                                                     $ (760,154)
                                                                     ==========

The deferred tax benefit of $807,783 included above represents the reversal of the fiscal 1996 deferred tax liabilities. As previously discussed all net deferred tax assets have been fully allowed for at September 30, 1997.


13. STOCK OPTIONS AND WARRANTS

In August 1995, the Company adopted its 1995 Employee Stock Option Plan (the "Employee Plan") under which options to purchase shares of common stock may be issued to employees and consultants of the Company. The Company reserved 1,000,000 shares of Common Stock for issuance under the Employee Plan. Also in August 1995, the Company adopted the 1995 Non-Employee Director Stock Option Plan (the "Director Plan") which provides for the grant of options to directors of up to 250,000 shares that do not qualify as "incentive stock options" under the Internal Revenue Code of 1986.

The following schedule summarizes the changes in the Employee Plan and the Director Plan for the two years ended September 30, 1998:

                                                                                     Option Price
                                                                          -----------------------------------
                                                              Number of      Per Share         Total Option
                                                               Shares                              Price
                                                            ------------------------------     --------------
               Outstanding at September 30, 1996               297,500      $2.00 - $3.00          $ 609,000
               (297,500 exercisable)

               For the year ended September 30,1997:
                   Granted                                     450,000         $2.34               1,054,800
                   Exercised                                    (9,667)        $3.00                 (29,000)

                                                            ----------                           -----------
               Outstanding at September 30, 1997               737,833      $2.00 - $3.00          1,634,800
               (737,833 exercisable)

               For the year ended September 30, 1998:
                   Granted                                     200,000         $0.28                  56,200
                   Exercised                                     --              --                  --

                                                            ==========                           ===========
               Outstanding at September 30, 1998               937,833      $0.28 - $3.00        $ 1,691,000
                                                            ==========                           ===========
               (937,833 exercisable)

The Company granted an investment group the right to acquire an option to acquire common stock at specified prices over a defined period of time. The agreement provided for each option to be issued in exchange for $100,000, which amount will be applied to the purchase of common stock, when and if the option is exercised. The following is a summary of the terms of the transaction:

   LAST                                   NONREFUNDABLE                            POSSIBLE
  OPTION                                     FEE TO               TOTAL            EXERCISE
 PURCHASE                                    ACQUIRE             EXERCISE           PRICE
  DATE                                       OPTION               PRICE           PER SHARE
  ----                                       ------             ---------         ---------
March 18, 1996                               $ 100,000          $ 750,000           $ 2.25
June 18, 1996                                $ 100,000          $ 750,000           $ 4.90
September 18, 1996                           $ 100,000          $ 750,000           $ 4.90
December 18, 1996                            $ 100,000          $ 750,000           $ 4.90

As of September 30, 1998, the investment group has exercised all options under the first option, 128,827 options under the second option, and 99,277 under the third option. The remaining options available under the second and third options expired during the year ended September 30, 1998. Under the terms of the fourth option, the investment group has the right to purchase 153,061 shares of the Company's common stock at $4.90 per share. This option will expire on December 18, 1988. The Company has granted registration rights to all of the shares issued and to be issued in connection with this transaction.

On December 15, 1995, the Company issued an option to acquire 100,000 shares of common stock at an exercise price of $3.00 per share in connection with the private placement of 100,000 shares of common stock. On August 27, 1997, all 100,000 options were exercised at $3.00 each

On March 19, 1997, the Company issued 1,000,000 warrants to purchase common stock at $2.375 per share. On April 22, 1997, an additional 400,000 warrants to purchase common stock at $3.00 per share. The warrants were issued in connection with the issuance of $2,600,000 of 8% convertible debentures. The warrants expire April 14, 1999. As of September 30, 1998, none of the warrants have been exercised by the holders.

In compliance with SFAS No. 123, the Company recognizes and measures compensation costs related to the Employee Plan utilizing the intrinsic value based method. Accordingly, no compensation cost has been recorded. Had compensation expense been determined on the fair value of awards granted, net loss and loss per share would have been as follows:

                                                      1998                                        1997
                                                      ----                                        ----
                                        As Reported            Pro forma            As Reported             Pro forma
                                       ------------          ------------          ------------           ------------
        Net loss                       $ (3,777,518)         $ (3,832,495)         $ (6,327,834)          $ (6,873,159)
        Loss per share                 $      (0.33)         $      (0.33)         $      (0.78)          $      (0.85)

The fair value of all options and warrants are estimated using the Black-Scholes option-pricing model with the following assumptions: risk free interest rate 5.35%; expected life 3 years; expected volatility 260% for 1998 and 53.3% for 1997; dividend yield 0%. The fair values generated by the Black-Scholes model may not be indicative of the future benefit, if any, which may be received by the holders. The weighted average exercise price for all options outstanding was $2.61 and $2.81 as of September 30, 1998 and 1997, respectively. Since certain options have an indeterminable expiration, the weighted average expiration date could not be determined.


14. STOCK PURCHASE PLANS

In August 1995, the Company adopted its 1995 Employee Stock Purchase Plan (the "Stock Purchase Plan"), effective October 1, 1995, which allows employees to acquire common stock of the Company at 85% of its fair market value from payroll deductions received from the employees. The Company has reserved a total of 250,000 shares of its common stock to be sold to eligible employees under the Stock Purchase Plan. As of September 30, 1998, no employees were participating in the Stock Purchase Plan. In July 1997, the Company adopted its 1997 Executive Stock Bonus Plan ("Executive Stock Bonus Plan") under which options to purchase shares of common stock may be issued to employees of the Company. The Company reserved 260,870 shares of Common Stock for issuance under the Executive Bonus Plan. As of September 30, 1998, 190,475 shares have been issued under the Executive Stock Bonus Plan.


15.   CONSULTANT STOCK PLANS

In March 1997, the Company authorized for issuance 200,000 shares of Common Stock pursuant to a consulting agreement ("Consultant Plan 1"). In August 1997, the Company reserved 250,000 shares of Common Stock for issuance to other consultants ("Consultant Plan 2"). Consultant Plan 2 expires December 31, 1999. As of September 30, 1998, 200,000 shares have been issued under Consultant Plan 1 and 40,000 shares under Consultant Plan 2. The Company issued two consultant stock plans under an S-8 SEC registration.


16.   DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

Generally, the fair value of financial instruments classified as current assets or liabilities approximate carrying value due to the short-term maturity of the instruments. The fair value of long-term debt and capital lease instruments was based on current borrowing rates available for financing with similar terms and maturities. The carrying amount and fair value amounts of long-term debt were $942,150 and $942,000 and capital lease obligations were $384,919 and $394,000, respectively, at September 30, 1998.

17. LEGAL PROCEEDINGS

On April 14, 1998, the American Arbitration Association, Atlanta Ga., issued an award to the Company concerning its Northside clinic located in Atlanta, Georgia, against the doctor who was the original seller of that clinic. The doctor alleged contract default by the Company and was claiming all rights to this clinic. The Company contended that there was a valid settlement agreement concerning the alleged breach of contract. The arbitrator found there was a valid settlement agreement and issued a ruling in accordance with the reported terms of the settlement agreement. In sum, the award makes the doctor responsible for all sums and accounts due for operating expenses after March 10, 1996. Further, the award bars the doctor from making any claims against the Company for the Promissory Note and Guarantee given by the Company, and the doctor's employment contract. In exchange, the Company returns the clinic and any account receivable collected by the Company after February 1, 1997 for work done prior to February 1, 1997 by the doctor.

The Company is engaged in litigation with a service supplier over unpaid invoices. There are two suits filed November 1997 and September 1997, respectively. The Company believes that a substantial portion of one claim is associated with the Northside clinic litigation. The case is: SmithKline Beecham Clinical Labs v. American HealthChoice, Inc., filed in the County Court of Bexar County at Law No. 5, San Antonio, Texas, and State District Court, 162nd Judicial District, Dallas County, Texas.

The Company is engaged in litigation with a service supplier over unpaid invoices. The suit was filed April 1, 1998. The Company has retained a law firm and is currently evaluating the allegations. The case is: McKesson General Medical v. American HealthChoice, Inc., filed in the County Court of Dallas County at Law No. 2, Dallas, Texas.

The Company is engaged in litigation with the doctor who managed the Norcross, Georgia clinic. The Company found it necessary to terminate the managing doctor. The managing doctor then filed a claim against the Company in July 1997 for breach of contract and sought an injunction to prevent the Company from enforcing its non-compete clause. The Court declined to enter a temporary restraining order against enforcement of the non-compete clause. The Company filed a counter claim against the doctor, primarily for losses the Company sustained while he managed the clinic. The case is Malcolm P. Dulock v. AHC Physicians Corporation, Inc., filed in the Superior Court of Gwinnett County, Georgia.

The Company is engaged in litigation with an equipment lessor. The suit was filed October 14, 1998. The plaintiff alleges that the Company is the guarantor for a company called Corrective Vision Center that went out of business. The case is: Advanta Business Services Corp., v. American HealthChoice, Inc., filed in the County Civil Court of Harris County at Law No. 4, Harris County, Texas.

The Company is engaged in litigation with an equipment lessor. The suit was filed October 6, 1998. The plaintiff alleges default for nonpayment of a lease and is claiming rights under the lease. The case is: CIT Group/Equipment Financing, Inc., v. American HealthChoice, Inc., filed in the State District Court, 68th Judicial District, Dallas County, Texas.

The Company is engaged in litigation with an equipment lessor for a prefab trailer used as an office at a clinic in San Antonio, Texas. The suit was filed December 3, 1998. The plaintiff alleges default for nonpayment of a lease and is claiming rights under the lease. The case is: Sanwa Business Credit Corp., v. American HealthChoice, Inc., filed in the State District Court, 125th Judicial District, Harris County, Texas.

One former doctor and two physicians assistants who worked at the Norcross, Georgia clinic have filed a law suit naming the Company as a codefendant. The one doctor and one of the physician assistants worked at the clinic prior to the Company purchasing the clinic. The other physicians assistant left the clinic within one year of the Company's purchase. The claim alleges a right to the account receivable for patients the doctors treated at the clinic that were collected after the doctors' employment ended with the clinic. The Company denies any liability and intends to cross claim against the former managing doctor of the clinic. The case is: Susan Johnson, Gilberto Martorell, and Henry Heard v. American HealthChoice, Inc., dba Peachtree Corners Medical Center, and Malcolm Dulock, filed in the Superior Court of Gwinnett County, Georgia.

The Company was served a Complaint on January 26, 1998 alleging unspecified damages arising from trademark infringement and related claims. The Company has retained a law firm and is currently evaluating the allegations. The case is:
Unihealth v. American HealthChoice, Inc., filed in the United States District Court, Southern District of Texas, Houston Division.

A person claiming to have performed certain services in formation of the Company has sued claiming he is due a larger percentage of the Company stock than what he received. The Company was served notice on March 29, 1998 and has retained a law firm to seek a dismissal or in the alternative a change of venue. The case is Stewart v. American HealthChoice, Inc. filed in the United States District Court, Middle District of Florida, Tampa Division.

The Company is engaged in litigation with the group that the Company purchased four Atlanta Georgia area clinics. The claim alleges failure to pay on the promissory note for the purchase of the clinics and to enforce stock pledge obligations. The suit was filed April 14, 1998 and the Company is currently evaluating this claim. The case is Metropolitan Health Care v. American HealthChoice, Inc. filed in the United States Bankruptcy Court, Northern District of Georgia, Atlanta Division.

The Company is engaged in litigation filed on February 23, 1998 with a former landlord at a location where the Company closed a clinic for breach of lease. The Company answered and counter claimed against landlord for landlord's failure to perform under the agreement. The case is: Assist, Inc., v. American HealthChoice, Inc., filed in State District Court, 285th Judicial District, Bexar County, Texas.

The Company is engaged in litigation filed on May 14, 1998 with a former landlord at a location where the Company closed a clinic for breach of lease. The Company answered and counter claimed against landlord for landlord's failure to perform under the agreement. The case is: Dale Baldauf and Marylyn D. Frank
v. American HealthChoice, Inc., and Trevino, Roman & Assoc., filed in State District Court, 138th Judicial District, Cameron County, Texas.

On November 9, 1998, an Involuntary Chapter 11 Petition was filed against AHC Physicians Corporation, Inc., a wholly owned subsidiary of the Company, in the United States Bankruptcy Court for the Northern District of Georgia, Atlanta Division. The petition was filed by three trade creditors and two former employees, one of which is the doctor who managed the Norcross, Georgia clinic that the Company is engaged in litigation. At a December 15, 1998 hearing in the Bankruptcy Court, the petition was dismissed based on evidence presented by the Company, which showed an insufficient number of qualified creditors and that the Company was paying its obligations in a timely manner.

In respect to litigation with service suppliers and equipment lessors, the disputed obligation is included in accounts payable or capital lease obligations. The Company is not involved in any other material litigation.

18. SUBSEQUENT EVENTS

On November 9, 1998, an Involuntary Bankruptcy Petition was filed against AHC Physicians Georgia, Inc., a wholly owned subsidiary of the Company, in the United States Bankruptcy Court for the Northern District of Georgia. The petition was filed by three trade creditors and two former employees, one of which is the doctor who managed the Norcross, Georgia clinic that the Company is engaged in litigation. At a December 15, 1998 hearing in the Bankruptcy Court, the petition was dismissed based on evidence presented by the Company, which showed an insufficient number of qualified creditors and that the Company was paying its obligations in a timely manner.

On November 20, 1998, the Company executed a letter of intent to sell certain assets of the Norcross, Georgia clinic for $1,075,000; payable $950,000 in cash and a note for $125,000, subject to the execution of an asset purchase agreement. The book value of the assets to be sold is approximately $885,000 as of December 31, 1998. The proceeds will be used to pay down the convertible debentures and for working capital purposes. Tangible assets comprise $300,000 in account receivable less than six months old, and $365,000 in inventory and equipment. The Company has approximately $220,000 of unamortized goodwill attributable to the purchase of the clinic in 1996. The Company will retain approximately $300,000 in account receivable less than six months old and all account receivable older than six months. Proceeds from collection of the retained account receivable are estimated to be approximately $500,000. Subject to execution of an asset purchase agreement, the closing is scheduled on or before January 31, 1999.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In June 1997, the Board authorized the Company to seek new auditors. The Company believed they had retained BDO Seidman as auditors and filed the required 8-K. BDO Seidman felt the Company prematurely filed the 8-K and as a result and prior to any work being conducted, the Company and BDO Seidman agreed not to pursue the engagement. In November of 1997, the Company then engaged the accounting firm of Lane Gorman Trubitt, LLP, as Company auditors. There are no disagreements between the Company and its Auditors.

                                    PART III



ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


          DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS


The following table sets forth information regarding the executive officers and directors of the Company.


             NAME                      AGE                         POSITION                            SINCE
             ----                      ---                         --------                            -----
Joseph W. Stucki, D.C.                 40        President, Chief Executive Officer and           March 1995
                                                 Chairman of the Board of Directors

Jay R. Stucki                          38        Chief Financial Officer, Vice President,         December 1996
                                                 Secretary and General Counsel

Jeffrey Jones, D.C.                    37        Director                                         March 1995

Michael R. Smith, M.D.                 40        Director                                         December 1996

John V. Mansfield                      51        Director                                         June 1998

James Roberts                          39        Director                                         June 1998

         Joseph W. Stucki, D.C. Dr. Stucki is Chairman of the Board of Directors, Chief Executive Officer and President of the Company. Dr. Stucki has been a licensed chiropractor for approximately 16 years. In May 1983, he founded United Chiropractic Clinics, Inc. and, as its Chairman and President, purchased or developed and opened approximately 84 multi-disciplined clinics (chiropractic, medical, physical therapist, massage therapist, etc.). From 1988 through 1995, Dr. Stucki served as Chairman and Chief Executive Officer of United Health Services. United Health Services developed approximately 150 franchises throughout the United States. Dr. Stucki has been a consultant to health care organizations on various issues including practice management, strategic development, and mergers and acquisitions. Dr. Stucki has authored several papers and manuals on practice management and has been a guest speaker on health care issues. Dr. Stucki is a member of various national, state, and local organizations.

         Jay R. Stucki. Mr. Stucki became Chief Financial Officer, Vice President of Finance and Secretary of the Company in June 1997. Mr. Stucki was first employed by the Company in December 1996 as General Counsel. Mr. Stucki was in public administration for approximately 13 years, last serving as the Director of Aviation for the Jacksonville Port Authority, Florida. Mr. Stucki obtained his Juris Doctor from Oklahoma City School of Law. He also has a masters in business administration from the University of Texas-Odessa, and a bachelor of business administration from the University of Albuquerque.

         Jeffrey Jones, D.C. Dr. Jones is a Director of the Company. He is the Clinic Director of the United Chiropractic Uptown Clinic, New Orleans, Louisiana, owned by a subsidiary of the Company. He obtained his Louisiana Doctor of Chiropractic license in July 1985, and began his association with the United Chiropractic Uptown clinic shortly thereafter. In the past, Dr. Jones has acted as Regional Manager of other United Clinics in the greater New Orleans area. He is a member of the Chiropractic Association of Louisiana, The Union of Chiropractic Physicians and the American Chiropractic Association.

         Michael R. Smith, M.D. Dr. Smith became a Director of the Company in December 1996. Dr. Smith, a practicing physician board certified in family practice, has been employed by the Company since September 1994. He provides medical services at certain of the Company's clinics and serves as the Medical Director for the Company's Texas clinics. He also serves on the Board of Directors of AHC Physicians Corporation, Inc., a subsidiary of the Company. From June 1992 through August 1994, Dr. Smith was an employee and then partner at the Texas Trauma Rehabilitation Association. Dr. Smith graduated from The University of Texas Medical Branch in 1984.

         John V. Mansfield. Mr. Mansfield became a Director of the Company in June 1998. He has been the President and Chief Executive Officer of Harland Properties, Inc. since February 1992, and of Axis Care Group, Inc. since May 1997, two privately owned companies located in London, Ontario. Harland Properties, Inc. is engaged in the business of real property management, development and consulting, and Axis Care Group, Inc. is engaged in the business of medical services management.

         James Roberts. Mr. Roberts became a Director of the Company in June 1998. He has been the President of Health Dental Plus, Inc. since September 1993. Health Dental Plus, Inc. is engaged in the marketing of dental benefits plans to employer groups and individuals.

         Dr. Joseph W. Stucki and Jay R. Stucki are brothers.

         Members of the Company's Board of Directors are elected to hold office until the next meeting of stockholders and until their successors are elected and qualified. Officers are elected to serve subject to the discretion of the Board of Directors until their successors are appointed and have qualified.

         The committees of the Company's Board of Directors are as follows:

                  Audit Committee                    John V. Mansfield, Chairman
                                                     James Roberts

                  Compensation Committee             James Roberts, Chairman
                                                     John V. Mansfield
                                                     Dr. Joseph W. Stucki

         The Company does not have a Nominating Committee.


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

         Based solely on a review of Forms 3, 4 and 5 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e) promulgated under the Securities Exchange Act of 1934, or upon written representations received by the Company, the Company is not aware of any failure by an officer, director or beneficial owner of more than 10% of the Company's common stock to file timely with the Securities and Exchange Commission any Forms 3, 4 or 5 relating to the fiscal year ended September 30, 1998.

ITEM 10. EXECUTIVE COMPENSATION

                             EXECUTIVE COMPENSATION

         The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by, or paid to the Company's Chief Executive Officer and the other named executive officer for the last three fiscal years. No other executive officer of the Company who was serving at the end of fiscal 1998 earned more than $100,000 of annual base compensation for services in all capacities to the Company and its subsidiaries.

                           SUMMARY COMPENSATION TABLE

                                                                             LONG-TERM COMPENSATION
                                   FISCAL         ANNUAL           -----------------------------------------
         NAME AND                YEAR ENDING   COMPENSATION/       RESTRICTED STOCK    SECURITIES UNDERLYING
    PRINCIPAL POSITION          SEPTEMBER 30,   SALARY ($)             AWARDS($)            OPTIONS(#)
                                -------------  ------------         --------------     ---------------------
Dr. Joseph W. Stucki                  1998     $    262,950         $     14,050(1)             --
Chairman of the Board,                1997          235,815              117,000(1)             --
President and Chief                   1996          211,938                 --                  --
Executive Officer


Jay R. Stucki                         1998          169,717               70,200(3)          200,000
Chief Financial Officer,              1997           83,109                8,430(3)          200,000
Vice President, Secretary             1996             --  (4)              --                  --
and General Counsel


(1) Dr. Stucki is entitled to a stock bonus of 50,000 shares on June 1 of each year of his employment agreement. The closing bid prices per share on June 1, 1997 and 1998 were $2.34 and $0.281, respectively. The employment agreement also gives him the right to receive an option for 500,000 shares, at an exercise price of $2.34 per share, upon the Company achieving three consecutive quarters of profit or upon termination of employment for any reason in connection with a change of control. See "- Employment Agreements", below.

(2) Includes $47,817 and $3,487 in 1998 and 1997, respectively, for payment of student loans pursuant to his employment agreement.

(3) Mr. Stucki is entitled to a stock bonus of 30,000 shares on June 1 of each year of his employment agreement. The closing bid prices per share on June 1, 1997 and 1998 were $2.34 and $0.281, respectively. The employment agreement also gives him the right to receive an option for 200,000 shares on each June 1.

(4)  Mr. Stucki was not employed by the Company in fiscal 1996.

                      STOCK OPTION AND STOCK PURCHASE PLANS

         The following tables set forth the number of options granted to the Company's Chief Executive Officer and the other named executive officer during fiscal 1998 and the value of the unexercised options held by them at September 30, 1998.

                             OPTION/SAR GRANTS TABLE
                     (OPTION/SAR GRANTS IN LAST FISCAL YEAR)

                           NUMBER OF          PERCENT OF
                           SECURITIES           TOTAL
                           UNDERLYING        OPTIONS/SARS
                          OPTIONS/SARS        GRANTED TO          EXERCISE OR
                            GRANTED          EMPLOYEES IN          BASE PRICE        EXPIRATION
         NAME                  #             FISCAL YEAR             ($/SH)             DATE
                         --------------     --------------      --------------     --------------
Dr. Joseph W. Stucki               --                 --        $         --                 --
Jay R. Stucki                   200,000                100%              0.281             6/1/03

               AGGREGATE OPTION/SAR EXERCISES IN FISCAL YEAR 1998
                   AND FISCAL 1998 YEAR-END OPTION/SAR VALUES


                                                                NUMBER OF SECURITIES        VALUE OF UNEXERCISED IN THE
                                                               UNDERLYING UNEXERCISED         MONEY OPTIONS AT FISCAL
                                SHARES                      OPTIONS AT FISCAL YEAR-END (#)          YEAR-END ($)
                              ACQUIRED ON       VALUE       -----------------------------   ---------------------------
          NAME               EXERCISE (#)     REALIZED      EXERCISABLE   UNEXERCISABLE     EXERCISABLE   UNEXERCISABLE
          ----               ------------     --------      -----------   ----------------  -----------   -------------
Dr. Joseph W. Stucki             None           None         150,000           --            $  -- (1)           --
Jay R. Stucki                    None           None         400,000           --               -- (1)           --

(1) All options are vested. Value is based on the closing price per share on December 31, 1998 as quoted on the OTC Bulletin Board of $0.0625. None of the options were in-the-money on December 31, 1998.


                             EMPLOYEE BENEFIT PLANS

         In August 1995, the Company adopted its 1995 Employee Stock Option Plan (the "Employee Plan") under which options to purchase shares of Common Stock may be issued to employees and consultants of the Company. The Company reserved 1,000,000 shares of Common Stock for issuance under the Employee Plan. Also in August 1995, the Company adopted the 1995 Non-Employee Director Stock Option Plan (the "Director Plan") which provides for the grant of options to directors of up to 250,000 shares that do not qualify as "incentive stock options" under the Internal Revenue Code of 1986. In addition, the Company adopted its 1995 Employee Stock Purchase Plan (the "Stock Purchase Plan"), effective October 1, 1995, which allows employees to acquire Common Stock of the Company at 85% of its fair market value from payroll deductions received from the employees. The Company has reserved a total of 250,000 shares of its Common Stock to be sold to eligible employees under the Stock Purchase Plan. In October 1996, the Board of Directors amended each of the Employee Plan, the Director Plan, and the Stock Purchase Plan to clarify various matters concerning the administration of such plans. In March 1997, the Company authorized for issuance 200,000 shares of Common Stock pursuant to a consulting agreement ("Consultant Plan 1"). In July 1997, the Company adopted its 1997 Executive Stock Bonus Plan ("Executive Stock Bonus Plan") under which options to purchase shares of Common Stock may be issued to employees of the Company.

The Company reserved 260,8700 shares of Common Stock for issuance under the Executive Bonus Plan. In August 1997, the Company reserved 250,000 shares of Common Stock for issuance to other consultants ("Consultant Plan 2"). The following table presents the number of shares issued or options granted under each of the Plans as of September 30, 1998:

                PLAN                         OPTIONS GRANTED/SHARES ISSUED            OPTION SHARES EXERCISED
                ----                         -----------------------------            -----------------------
Employee Plan                                           497,500                                9,667

Director Plan                                           250,000                                  0

Stock Purchase Plan                                        0                                     0

Executive Stock Bonus Plan                              190,475                                  0

Consultant Plan 1                                       200,000                                  0

Consultant Plan 2                                       40,000                                   0

                            COMPENSATION OF DIRECTORS

         The Company pays its Directors $1,500 for each Board of Director meeting attended in person and $250 for each telephonic Board meeting. The Company reimburses all Directors for reasonable out-of-pocket expenses incurred in connection with attending Board of Director meetings. Pursuant to the Director Plan, any new Director elected to the Board of Directors is to receive a 10-year option to purchase 10,000 shares of Common Stock at an exercise price determined by the Board of Directors at the time of grant. If a non-employee Director is re-elected, such Director is to receive, upon such re-election, a 10-year option to purchase 5,000 shares of Common Stock at an exercise price determined by the Board of Directors at the time of grant. As of September 1, 1998, no options have been granted under the Director Plan except for a one-time grant of options to purchase 100,000 shares granted to a former Director. See "-Employment Agreements" for a discussion of the compensation paid to Dr. Jeffrey Jones as an employee of the Company. Dr. Michael R. Smith was paid a salary of $140,000 as an employee of the Company for the fiscal year ended September 30, 1998.


                       EMPLOYMENT AND CONSULTING CONTRACTS

         Effective June 1, 1997, the Company entered into a three-year employment agreement with Dr. Joseph W. Stucki to serve as President and Chief Executive Officer of the Company for an annual base salary of $250,000. In addition, he is entitled to a stock bonus of 50,000 shares at the beginning of each year of the employment agreement and has the right to receive an option for 500,000 shares of Common Stock, at an exercise price of $2.34 per share, upon the Company achieving three consecutive quarters of profit or upon termination of employment for any reason in connection with a change of control. Dr. Stucki is also entitled to a car allowance of $1,000 per month and reimbursement of up to $1,500 per year for continuing professional education. In the event of termination of the agreement for any reason by the Company or Dr. Stucki, he will be entitled to a severance pay equal to six months of his full salary. After a change of control of the Company, as defined in the employment agreement, if Dr. Stucki's employment is terminated, he terminates his employment, his duties are changed or certain other specified events take place, he will be entitled to a severance payment equal to twice his effective annual compensation, together with a continuation of all employee benefits for two years.

         The Company had two agreements with respect to Jay R. Stucki, one for legal services and one as Chief Financial Officer (CFO). Mr. Stucki agreed to forgo the base salary as general counsel while operating in the combined positions. The CFO agreement expires June 1, 1999, subject to automatic renewal for successive one year periods unless either party provided 90-day notice of cancellation prior to expiration of the then current term, and the legal services agreement expired September 30, 1998, subject to automatic renewal for successive one year periods unless either party gave notice of cancellation. Under the CFO agreement, Mr. Stucki receives $120,000 in annual compensation and is entitled to receive 30,000 shares of common stock and options to purchase 200,000 shares of common stock on each June 1 anniversary date of the Agreement. He is also entitled to standard employee benefits and reimbursement for continuing professional education expenses. Under the legal services agreement, Mr. Stucki was entitled to annual base compensation of $75,000 (foregone while serving as CFO), and the Company agreed to pay his student loans in the amount of approximately $58,570, which was treated as compensation in fiscal 1997 and 1998. Under the CFO agreement, Mr. Stucki is entitled to his base salary for the remainder of the term if the agreement is terminated by the Company without cause. The parties intend to phase Mr. Stucki out of the CFO position at the end of the current contract.

         Effective July 1, 1994, United Chiropractic Clinic of Uptown, Inc., a subsidiary of the Company, entered into an employment agreement with Dr. Jeffrey Jones as a clinic director providing chiropractic services at the New Orleans Uptown clinic. The agreement was for an initial term of three years, and is automatically renewed for consecutive one year terms unless the Company provides written notice of nonrenewal not less than 90 days prior to the expiration of the then current term. Dr. Jones also may terminate the agreement at any time upon 30 days' written notice, and the Company can terminate the agreement for cause, as defined in the agreement. Dr. Jones gave notice in March 1997 that he was not renewing the employment agreement, although the Company and he have continued to perform under the terms of the employment agreement, and the Company believes the agreement is in effect. In December 1998 both parties agreed to renegotiate the contract. A one year covenant not to compete commences upon the effective date of termination. Under the agreement, Dr. Jones received compensation of $255,200 in fiscal 1997 and $500,038 in fiscal 1998. He is also entitled to standard employee benefits and a term life insurance policy of $500,000.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


         The following table sets forth information regarding the ownership of the Company's Common stock as of December 31, 1998, by (i) each known beneficial owner of more than five percent (5%) of the outstanding Common Stock, (ii) each Director, (iii) each executive officer, and (iv) the executive officers and Directors as a group. All share numbers are provided based on information supplied to management of the Company by the respective individuals and members of the group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

                                                    NUMBER OF SHARES        PERCENT OF CLASS
                                                    ----------------        ----------------
Joseph W. Stucki, D.C.(1)                               2,632,320                16.7%
1300 West Walnut Hill Lane
Suite 275
Irving, Texas 75038

Jay R. Stucki(2)                                          466,382                 3.1%
1300 West Walnut Hill Lane
Suite 275
Irving, Texas 75038

Jeffrey Jones, D.C.(3)                                  1,017,175                 6.9%
807 S. Carrollton Avenue
New Orleans, Louisiana 70118

Michael R. Smith, M.D.                                     17,000                   *
3930 E. Southcross
San Antonio, Texas 78222

James Roberts                                               9,500                   *
1300 West Walnut Hill Lane
Suite 275
Irving, Texas 75038

                                                    NUMBER OF SHARES        PERCENT OF CLASS
                                                    ----------------        ----------------
John V. Mansfield                                            --                  --
471 Waterloo Street
London, Ontario N6B 2P4

Officers and Directors as a group (6 persons)           4,142,377                27.1%

*        Less than one percent.

(1) Dr. Stucki is the Chief Executive Officer, President and Chairman of the Board of Directors of the Company. The number of shares reported includes 150,000 shares issuable upon exercise of options at $2.00 per share which options are currently exercisable and expire August 15, 2000.

(2) Jay R. Stucki is the Secretary and General Counsel of the Company. The number of shares reported includes 400,000 shares issuable upon exercise of options at $2.34 per share ( 200,000 shares) and $0.281 per share (200,000 shares) which options are currently exercisable and expire May 30, 2002 and June 1, 2003 respectively.

(3) Dr. Jones is a Director of the Company. The number of shares reported includes 60,000 shares issuable upon exercise of options at $2.00 per share which options are currently exercisable and expire August 15, 2000.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


         On March 19, 1997, the Company entered into an Investor Agreement with Wingate Financial Associates, L.L.C. ("Wingate") pursuant to which $2.6 million of 8% cumulative convertible debentures were issued by the Company. In connection with these transactions, and as part of the Investor Agreement, Dr. Joseph W. Stucki and Dr. Jeffrey Jones were required to grant options to Wingate for 469,304 shares and 197,509 shares, respectively, at an initial exercise price of $2.125, which increased over time. Wingate exercised these options, but required Dr. Stucki and Dr. Jones to loan one-half of the proceeds, which amounted to $439,973 and $185,165, respectively, to the Company. Notes documenting these loans were executed in July 1997, bore interest at 8% per annum and were payable in stock of the Company or cash, at the holder's election. Dr. Stucki and Dr. Jones elected to take stock in payment of the notes in September 1997, and Dr. Stucki was issued 111,739 shares in exchange for $439,973 in principal and interest accrued under his note, and Dr. Jones was issued 47,026 shares in exchange for $185,165 in principal and interest accrued under his note. As a condition to receiving stock, the Company's Board required that Dr. Stucki and Dr. Jones sell their shares through a designated broker. When the shares were not sold as promised, Dr. Stucki and Dr. Jones threatened legal action and the Company agreed to reverse the transaction, whereupon Dr. Jones and Dr. Stucki returned the shares issued to them and the notes were reinstated in the amounts of $439,973 and $185,165 for Dr. Stucki and Dr. Jones, respectively. On August 24, 1998, the Company sold $3,385,000 of 8% convertible debentures, and $250,000 of the proceeds from the debentures were used to repay $175,950 to Dr. Stucki and $74,050 to Dr. Jones under these notes.

         As part of the Wingate transaction, Dr. Joseph W. Stucki was also required to sell shares of Common Stock in an amount equal to $125,981 and loan the proceeds to the Company. On May 12, 1997, Dr. Stucki made this loan in exchange for a convertible debenture bearing interest at 10% per annum convertible in 90 days into Common Stock of the Company at a 15% discount to the fair market value on date of execution. This debenture was converted on September 30, 1997 by Dr.
Stucki, including the accrued interest of $4,867, for 87,964 shares of Common Stock.

         On May 3, 1996, Dr. Jeffrey Jones loaned $125,000 to the Company bearing interest at an annual rate of 10% which was repaid in full (with interest of $6,370) on November 5, 1996. He was granted a warrant to purchase 6,250 shares of Common Stock at any time prior to May 3, 1998 at an exercise price of $5.00 per share as partial consideration for making such loan. Dr. Jones also loaned $100,000 to the Company on December 17, 1996, bearing interest at an annual rate of 57%, which loan was repaid in full (with interest of $19,000) on April 29, 1997.

         See also footnote 7 to the Notes to Consolidated Financial Statements.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits Required by Item 601

         (1)      The following financial statements are filed herewith in
                  Item 7

                  (i)      Consolidated Balance sheet as of September 30, 1998

                  (ii) Consolidated Statements of Operations for the years ended September 30, 1998 and 1997.

                  (iii) Consolidated Statement of Stockholders' Equity for the years ended September 30, 1998 and 1997.

                  (iv) Consolidated Statements of Cash Flows for the years ended September 30, 1998 and 1997.

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

                  4.1 Form of Debenture for $3,385,000 of 8% convertible debentures due August 24, 2001 (incorporated by reference to Exhibit (c)(ii) to Current Report on Form 8-K dated August 24, 1998).

                  4.2 Form of Subscription Agreement between the Registrant and the holders of the debentures referenced in
                           Exhibit 4.1 (incorporated by reference to Exhibit
                           (c)(ii) to Current Report on Form 8-K dated August 24, 1998).

                  4.3 Form of Security Agreement entered into between the Registrant and the holders of the debentures referenced in Exhibit 4.1 (incorporated by reference to Exhibit (c)(ii) to Current Report on Form 8-K dated August 24, 1998).

                  4.4 Form of Registrations Rights Agreement between the Registrant and the holders of the debentures referenced in Exhibit 4.1 (incorporated by reference to Exhibit (c)(ii) to Current Report on Form 8-K dated August 24, 1998).

                  10.1 Employment Agreement for General Counsel dated December 16, 1996, between American HealthChoice, Inc. and Jay R. Stucki. (incorporated by reference to
                           Exhibit 10.1 to Form 10-KSB, file number 000-26740, filed for the fiscal year ended September 30, 1997).

                  10.2 Employment Agreement for Chief Financial Officer dated June 1, 1997 between American HealthChoice, Inc. and Jay R. Stucki. (incorporated by reference to
                           Exhibit 10.2 to Form 10-KSB, file number 000-26740, filed for the fiscal year ended September 30, 1997).

                  10.3 1995 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.1 to Form10-QSB, file number 33-30677-NY, filed for the quarter ended June 30, 1995).

                  10.4 1995 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to Form 10-QSB, file number 33-30677-NY, filed for the quarter ended June 30,1995).

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

                  10.7 1995 Employee Stock Purchase Plan Amendment 1996-1. (incorporated by reference to Exhibit 10.10 to Form 10-KSB, file number 000-26740, filed for the fiscal year ended September 30, 1996).

                  10.8 1997 Consultant Stock Plan, (incorporated by reference file number 333-26065, filed for the quarter ended March 31, 1997).

                  10.9 1997 Consultant Stock Plan, (incorporated by reference file number 333-35581, filed for the quarter ended September 30, 1997).

                  10.10 1997 Executive Bonus Plan, (incorporated by reference file number 333-36475, filed for the quarter ended September 30, 1997).

                  10.11 Loan and Security Agreement dated December 30, 1996 between DVI Business Credit Corporation and American HealthChoice, Inc. (incorporated by reference to Exhibit 10.11 to Form 10-KSB, file number 000-26740, filed for the fiscal year ended September,30, 1996).

                  10.12 Investor Agreement dated March 19, 1997 between Wingate LLC and American HealthChoice, Inc. (incorporated by reference to Exhibit 10.12 to Form 10-KSB, file number 000-26740, filed for the fiscal year ended September 30, 1997).

                  10.13 Employment Agreement for Chief Executive Officer dated June 1, 1997 between American HealthChoice, Inc. and Dr. Wes Stucki*

                  21       List of Subsidiaries of American HealthChoice, Inc.*

                  27       Financial Data Schedule*

         * Filed herewith

(b) The Company filed two (2) reports on Form 8-K during the quarter ended September 30, 1998. One report filed July 20, 1998 relating to the resignation of a director. A second report filed September 4, 1998, disclosing refinancing of indebtedness and issuance of debentures.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                     AMERICAN HEALTHCHOICE, INC.

Date: January 13, 1999                      By:      /s/ Dr. J.W. Stucki
                                                Dr. J.W. Stucki, Chief Executive
                                                Officer and President

         In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                           TITLE                            DATE
---------                                           -----                            ----
/s/ Dr. J.W. Stucki                 Chief Executive Officer, President
         Dr. J.W. Stucki            and Chairman of the Board
                                    (Principal Executive Officer)               January 13, 1999

/s/ Jay R. Stucki                   Chief Financial Officer and
         Jay R. Stucki              Vice President-Finance
                                    (Principal Financial and
                                    Accounting Officer)                         January 13, 1999

/s/ John V. Mansfield               Director, Chairman of Audit Committee
         John V. Mansfield                                                      January 13, 1999

/s/ James Roberts                   Director
         James Roberts                                                          January 13, 1999

/s/ Dr. Jeff Jones                  Director
         Dr. Jeff Jones                                                         January 13, 1999

/s/ Dr. Michael Smith               Director
         Dr. Michael Smith                                                      January 13, 1999

                              INDEX TO EXHIBITS


                EXHIBIT
                 NUMBER    DESCRIPTION
                 ------    -----------
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

                  4.1 Form of Debenture for $3,385,000 of 8% convertible debentures due August 24, 2001 (incorporated by reference to Exhibit (c)(ii) to Current Report on Form 8-K dated August 24, 1998).

                  4.2 Form of Subscription Agreement between the Registrant and the holders of the debentures referenced in
                           Exhibit 4.1 (incorporated by reference to Exhibit
                           (c)(ii) to Current Report on Form 8-K dated August
                           24, 1998).

                  4.3 Form of Security Agreement entered into between the Registrant and the holders of the debentures referenced in Exhibit 4.1 (incorporated by reference to Exhibit (c)(ii) to Current Report on Form 8-K dated August 24, 1998).

                  4.4      Form of Registrations Rights Agreement between the
                           Registrant and the holders of the debentures referenced in Exhibit 4.1 (incorporated by reference to Exhibit (c)(ii) to Current Report on Form 8-K dated August 24, 1998).

                  10.1     Employment Agreement for General Counsel dated
                           December 16, 1996, between American HealthChoice,
                           Inc. and Jay R. Stucki. (incorporated by reference to
                           Exhibit 10.1 to Form 10-KSB, file number 000-26740, filed for the fiscal year ended September 30, 1997).

                  10.2 Employment Agreement for Chief Financial Officer dated June 1, 1997 between American HealthChoice,
                           Inc. and Jay R. Stucki. (incorporated by reference to
                           Exhibit 10.2 to Form 10-KSB, file number 000-26740, filed for the fiscal year ended September 30, 1997).

                  10.3     1995 Non-Employee Director Stock Option Plan
                           (incorporated by reference to Exhibit 10.1 to Form10-QSB, file number 33-30677-NY, filed for the quarter ended June 30, 1995).

                  10.4 1995 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to Form 10-QSB, file number
                           33-30677-NY, filed for the quarter ended June
                           30,1995).

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

                  10.7     1995 Employee Stock Purchase Plan Amendment 1996-1.
                           (incorporated by reference to Exhibit 10.10 to Form
                           10-KSB, file number 000-26740, filed for the fiscal year ended September 30, 1996).

                  10.8 1997 Consultant Stock Plan, (incorporated by reference file number 333-26065, filed for the quarter ended March 31, 1997).

                  10.9 1997 Consultant Stock Plan, (incorporated by reference file number 333-35581, filed for the quarter ended September 30, 1997).

                  10.10 1997 Executive Bonus Plan, (incorporated by reference file number 333-36475, filed for the quarter ended
                           September 30, 1997).

                  10.11 Loan and Security Agreement dated December 30, 1996 between DVI Business Credit Corporation and American
                           HealthChoice, Inc. (incorporated by reference to Exhibit 10.11 to Form 10-KSB, file number 000-26740, filed for the fiscal year ended September,30, 1996).

                  10.12    Investor Agreement dated March 19, 1997 between
                           Wingate LLC and American HealthChoice, Inc.
                           (incorporated by reference to Exhibit 10.12 to Form
                           10-KSB, file number 000-26740, filed for the fiscal year ended September 30, 1997).

                  10.13 Employment Agreement for Chief Executive Officer dated June 1, 1997 between American HealthChoice,
                           Inc. and Dr. Wes Stucki*

                  21       List of Subsidiaries of American HealthChoice, Inc.*

                  27       Financial Data Schedule*

         * Filed herewith