Form 10QSB
period 1998-12-31
AMERICAN HEALTHCHOICE INC /NY/
filed 1999-02-16
CIK 854862

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                    to

         Commission file number: 000-26740

                           AMERICAN HEALTHCHOICE, INC.
        (Exact name of small business issuer as specified in its charter)

                     New York                             11-2931252
         (State or other jurisdiction of               (I.R.S. Employer
          incorporation or organization)              Identification No.)

         1300 W. Walnut Hill Lane  Suite 275, Irving, TX        75038
         (Address of principal executive offices)             (Zip Code)

                                 (972) 751-1900
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes [X]           No [ ]

         As of December 31, 1998, there were outstanding 14,519,632 shares of the issuer's Common Stock, par value $.001 per share.

Transitional Small Business Disclosure Format (check one)

         Yes [ ]           No [X]

                           AMERICAN HEALTHCHOICE, INC.

                              INDEX TO FORM 10-QSB

                     FOR THE QUARTER ENDED DECEMBER 31, 1998




PART I FINANCIAL INFORMATION

     Item 1.  Financial Statements

          Consolidated Balance Sheet......................................   2

          Consolidated Statement of Operations............................   3

          Consolidated Statement of Cash Flows............................   4

          Notes to Consolidated Financial Statements......................   5


     Item 2.  Management's Discussion and Analysis or Plan of Operation...   6

PART II OTHER INFORMATION

     Item 1.  Legal Proceedings...........................................   7

     Item 2.  Changes in Securities and Use of Proceeds...................   8

     Item 3.  Defaults upon Senior Securities.............................   8

     Item 4.  Submission of Matters to a Vote of Security Holders.........   8

     Item 5.  Other Information...........................................   9

     Item 6.  Exhibits and Reports on Form 8-K............................   9

Signatures................................................................  10

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           AMERICAN HEALTHCHOICE, INC.
                                 AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                DECEMBER 31, 1998

                                     ASSETS


Current Assets:
Cash                                                                           $     24,636
Accounts receivable, less allowance for doubtful accounts of $8,458,835           7,798,707
Advances and notes receivable                                                       266,522
Other current assets                                                                 90,162
                                                                               ------------
         Total current assets                                                     8,180,027

Property and equipment, net                                                       1,235,770
Goodwill, net                                                                       420,588
Other assets                                                                         23,868
                                                                               ------------
         Total assets                                                          $  9,860,253
                                                                               ============


                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current portion of notes payable                                               $    719,659
Current portion of capital lease obligations                                        205,864
Deposit on sale of clinic                                                           150,000
Accrued payroll and payroll taxes                                                   167,264
Accounts payable and accrued expenses                                             1,254,225
                                                                               ------------
         Total current liabilities                                                2,497,012

Convertible debentures                                                            4,105,594
Notes payable, less current portion                                                 211,468
Capital lease obligations, less current portion                                     179,055
                                                                               ------------
         Total liabilities                                                        6,993,129

Commitments

Stockholders' Equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized; none issued
Common stock, $.001 par value; 115,000,000 shares authorized;
  14,519,632 shares issued and outstanding                                           14,520
Options to acquire common stock                                                     685,664
Additional paid-in capital                                                       12,875,040
Accumulated deficit                                                             (10,708,100)
                                                                               ------------
         Total stockholders' equity                                               2,867,124
                                                                               ------------
         Total liabilities and stockholders' equity                            $  9,860,253
                                                                               ============


       See accompanying notes to these consolidated financial statements.

                           AMERICAN HEALTHCHOICE, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                               THREE MONTHS ENDED DECEMBER 31,
                                               ------------------------------
                                                   1997              1998
                                               ------------      ------------
Net Patient Revenues                           $  1,917,962      $  1,531,047

Operating Expenses:
  Compensation and benefits                       1,600,341         1,201,065
  Depreciation and amortization                      67,219            55,772
  General and administrative                        688,301           408,638
  Rent expense                                      258,344           156,256
                                               ------------      ------------
         Total operating expenses                 2,614,205         1,821,731

Other Income (Expense):
  Interest expense                                  (45,190)          (14,513)
  Other income                                        6,933             3,231
                                               ------------      ------------
         Total other expenses                       (38,257)          (11,282)

                                               ------------      ------------
Net Loss                                       $   (734,500)     $   (301,966)
                                               ============      ============


Basic and Diluted Net Loss Per Share           $      (0.09)     $      (0.02)


Weighted Average Common Shares Outstanding        8,082,426        14,519,632


       See accompanying notes to these consolidated financial statements.

                           AMERICAN HEALTHCHOICE, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                     THREE MONTHS ENDED DECEMBER 31,
                                                     -------------------------------
                                                         1997              1998
                                                     ------------      -------------
Cash Flows From Operating Activities:
Net loss                                              $  (734,500)     $  (301,966)
Adjustments to reconcile net loss to
  net cash used in operating activities:
  Allowance for doubtful accounts                         406,319          675,480
  Depreciation and amortization                            67,219           55,772
Change in operating assets and liabilities, net:
  Accounts receivable-trade                               (97,099)        (686,500)
  Other current assets                                    (16,967)         (16,315)
  Accounts payable and accrued expenses                  (160,087)         (37,060)
  Income taxes payable                                    (31,629)              --
  Other, net                                              141,510               --
                                                      -----------      -----------
       Net cash used in operating activities             (425,234)        (310,589)
 Cash Flows From Investing Activities:
  Advances and notes receivable, net                       (2,187)          27,318
  Property and equipment, net                             (26,272)            (965)
  Deposit received on sale of assets                           --          150,000
                                                      -----------      -----------
       Net cash used in investing activities              (28,459)         176,353
Cash Flows From Financing Activities:
  Proceeds from notes payable                                  --           25,000
  Payments on notes payable and capital leases            (86,538)         (36,023)
                                                      -----------      -----------
       Net cash provided by financing activities          (86,538)         (11,023)
                                                      -----------      -----------
Net Decrease In Cash                                     (540,231)        (145,259)
Cash At Beginning Of Year                               1,123,001          169,895
                                                      -----------      -----------
Cash At End Of Period                                 $   582,770      $    24,636
                                                      ===========      ===========


Supplemental Disclosure Of Cash Flow Information:
  Income taxes paid                                   $        --      $        --
  Interest paid                                            23,100           14,500


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


2. BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. The accompanying unaudited interim consolidated financial statements reflect all adjustments which the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and for the financial condition of the Company at the date of the interim balance sheet. All such adjustments (except as otherwise disclosed herein) are of a normal recurring nature.

The results of operations for the three months ended December 31, 1998 are not necessarily indicative of the results to be expected for the full year. It is suggested that the December 31, 1998 financial information be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB dated September 30, 1998.


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation policy - The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material inter-company accounts and transactions have been eliminated in consolidation.

Net patient revenues - Revenue is recognized upon performance of services. Substantially all of the Company's revenues are derived from patient insurance settlements, claims filed on major medical policies, worker's compensation policies, Medicare, and Medicaid. Allowances for discounts on services provided are recognized in the periods the related revenue is earned. Allowances are maintained at levels considered appropriate by management based upon historical charge-off experience and other factors deemed pertinent by management.

Property and equipment, net - Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided over the estimated useful lives of the related assets, primarily using the straight-line method. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the improvements.

Earnings per share - Basic earnings per share are computed using the weighted-average number of common shares outstanding. Diluted earnings per share are computed using the weighted-average common shares outstanding after giving effect to potential common stock from stock options based on the treasury stock method, plus other potentially dilutive securities outstanding. If the result of assumed conversions is dilutive, net earnings are adjusted for the interest expense on the convertible debt, while the average shares of common stock outstanding are increased.

4. SUBSEQUENT EVENTS

On November 20, 1998, the Company executed a letter of intent to sell the Norcross, Georgia clinic. The Company has since negotiated an asset purchase agreement to sell certain assets of the clinic for $1,075,000; payable $950,000 in cash and a note for $125,000. The Company has already been paid a $150,000 non-refundable deposit and a $40,000 advance on the purchase price. The Company will be paid $760,000 on closing of which $665,000 will be paid directly to the convertible debenture holders. The closing is scheduled for February 17, 1999.

The book value of the assets to be sold was approximately $885,000 as of December 31, 1998. Tangible assets are $300,000 in accounts receivable less than six months old, and $365,000 in inventory and equipment. The Company has approximately $220,000 of unamortized goodwill attributable to the purchase of the clinic in 1996. The Company will retain approximately $300,000 in accounts receivable less than six months old and all accounts receivable older than six months. Proceeds from collection of the retained accounts receivable are estimated to be approximately $500,000.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and is qualified in its entirety by the foregoing and by other more detailed financial information appearing elsewhere.

Three Months Ended December 31, 1998 Compared to Three Months Ended December 31, 1997

         Net Patient Revenues. For the three months ended December 31, 1998, net patient revenues decreased 20% from $1,918,000 for the same period in 1997 to $1,531,000 in 1998. The decrease was a result of the closure or sale of five clinics in fiscal 1998 and reductions in revenues from chiropractic clinics due to new regulations in the State of Texas that govern marketing of medical services. Approximately $160,000 of the decrease was attributable to reduced volume of patient insurance settlements as a result of the changes in Texas marketing laws.

         Compensation and Benefits. For the three months ended December 31, 1998, compensation and benefits decreased 25% from $1,600,000 in 1997 to $1,201,000 in 1998. The decrease, which exceeded the comparable percentage decrease in revenues, was due primarily to personnel reductions related to closure of unprofitable clinics in fiscal 1998.

         General and Administrative. For the three months ended December 31, 1998, general and administrative decreased 40% from $688,000 for fiscal year 1997 to $409,000 in 1998. Approximately $60,000 of the decreases was attributable to reduced legal and professional expenses due to fewer pending suits and more legal projects assigned to in-house counsel. The remainder is due to clinic closures.

         Rent. For the three months ended December 31, 1998, rent decreased $102,000 from $258,000 in 1997 to $156,000 in 1998. The decrease was primarily due to clinic closures.

Through the closure of unprofitable clinics and an overall reduction in operating expenses, the Company reduced the net loss for the three months ended December 31, 1998 by approximately $400,000 compared to the three months ended December 31, 1997. The sale of the Norcross clinic, which incurred operating losses of approximately $200,000 for the three months ended December 31, 1998, will further reduce the net loss in future periods.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended December 31, 1998, net cash used in operating activities was $311,000 as compared to $425,000 for the three months ended December 31, 1997. The decrease of $114,000 is primarily attributable to the reduction in net loss to $302,000 in 1998 compared to $734,000 in the 1997 period. The positive impact from the sale of the Norcross clinic and planned decreases in account receivable should result in improved cash flow from operations in future periods. The anticipated cash flow will be used to reduce accounts payable and fund marketing programs.

After the sale of the Norcross clinic and planned improvements in the profits from chiropractic clinics, operating profits from the clinics will not cover planned corporate expenses, debt service and working capital requirements. Management of the Company is actively searching for acquisitions that are currently profitable and have minimal working capital requirements. The Company will attempt to fund new acquisitions through the issuance of common stock and proceeds from new convertible debentures.

Management will attempt to complete at least one acquisition and obtain new debt financing by March 31, 1999. Future profitability and growth are dependent on the successful completion of these transactions.


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



                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following matters have new developments since the 1998 Form 10-KSB was filed January 14, 1999.

The Company is engaged in litigation with a service supplier over unpaid invoices. There are two suits filed November 1997 and September 1997, respectively. The Company believes that a substantial portion of one claim is associated with the Northside clinic litigation. The case is: SmithKline Beecham Clinical Labs v. American HealthChoice, Inc., filed in the County Court of Bexar County at Law No. 5, San Antonio, Texas, and State District Court, 162nd Judicial District, Dallas County, Texas. On February 3, 1998, the Company executed a settlement agreement with the supplier on the San Antonio, Texas case. The amount of the settlement approximates the liability recorded as of September 30,1998.

The Company was engaged in litigation with a service supplier over unpaid invoices. The suit was filed April 1, 1998. The Company has retained a law firm and is currently evaluating the allegations. The case is: McKesson General Medical v. American HealthChoice, Inc., filed in the County Court of Dallas County at Law No. 2, Dallas, Texas. On January 25, 1998, the Company executed a settlement agreement with the supplier. The amount of the settlement approximates the liability recorded as of September 30,1998.

The Company is engaged in litigation with an equipment lessor. The suit was filed October 14, 1998. The plaintiff alleges that the Company is the guarantor for a company called Corrective Vision Center that went out of business. The case is: Advanta Business Services Corp., v. American HealthChoice, Inc., filed in the County Civil Court of Harris County at Law No. 4, Harris County, Texas. Advanta won a decision for the full amount of the suit at a summary judgement hearing on January 20, 1999. The Company plans to appeal the ruling. If the Company does not prevail on appeal, the judgment is not a material amount.

The Company is engaged in litigation with the doctor who managed the Norcross, Georgia clinic. The Company found it necessary to terminate the managing doctor. The managing doctor then filed a claim against the Company in July 1997 for breach of contract and sought an injunction to prevent the Company from enforcing its non-compete clause. The Court declined to enter a temporary restraining order against enforcement of the non-compete clause. The Company filed a counter claim against the doctor, primarily for losses the Company sustained while he managed the clinic. The case is Malcolm P. Dulock v. AHC Physicians Corporation, Inc., filed in the Superior Court of Gwinnett County, Georgia. The doctor filed a Chapter 13 Bankruptcy Petition on January 29, 1999 in the United States Bankruptcy Court for the Northern District of Georgia.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Company was held on November 20, 1998 at 1300 West Walnut Hill Lane, Suite 275, Irving, Texas. The following five Directors were elected to hold office:

              Dr. J.W. Stucki
              Dr. Jeffrey Jones
              Dr. Michael R. Smith
              John V. Mansfield
              James Roberts

The following matters were voted upon at the Annual Meeting:

     1. Election of five Directors to hold office in accordance with the Articles of Incorporation and Bylaws of the Compay.

     2. Approval of issuance of shares of Common Stock upon conversion $3,385,000 of debentures issued in August 1998.

     3. Approval of (i) an amendment to the Company's Certificate of Incorporation to decrease the number of authorized shares of Common Stock from 115,000,000 shares to 4,600,000 shares (without affecting par value), (ii) a 1-for-25 reverse stock split of the Company's presently issued and outstanding shares of Common Stock, and (iii) an amendment to the Company's Certificate of Incorporation, following the effective date of the Reverse Split, to increase the post-split number of authorized shares of Common Stock from 4,600,000 shares to 100,000,000 shares (without affecting par value). Although such matter was approved, the Board of Directors has postponed its implementation indefinitely.

     4.  Ratification of Lane Gorman Trubitt, L.L.P. as the Company's auditors.

The following tabulates the results for all matters voted upon at the Annual
Meeting:


                                                                                     NUMBER OF SHARES VOTED
                                                                        ------------------------------------------
                                                                                                        ABSTAIN OR
  MATTER                                                                    FOR            AGAINST       WITHHELD
  ------                                                                ----------        ---------     ----------
  Election of Directors:
    Dr. J.W. Stucki                                                     11,514,626                -       501,684
    Dr. Jeffrey Jones                                                   11,558,390                -       457,920
    Dr. Michael R. Smith                                                11,554,626                -       461,684
    John V. Mansfield                                                   11,546,540                -       469,770
    James Roberts                                                       11,560,540                -       455,770

  Approve the issuance of common stock upon conversion
    of $3,385,000 of debentures issued during August 1998                5,170,175          585,620       116,530

  Approve an amendment to Certificate of Incorporation to
    affect a 1-for-25 reverse stock split of common stock               10,839,915        1,131,785        44,610

  Ratify selection of auditors                                          11,712,581          155,864       147,865



ITEM 5.  OTHER INFORMATION

None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibit 27 - Financial data schedule

(b)    No reports on Form 8-K were filed during the quarter ended
       December 31, 1998.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           AMERICAN HEALTHCHOICE, INC.

Date: February 16, 1999                        By:   /s/ Dr. J.W. Stucki
                                                     Dr. J.W. Stucki,
                                                     Chief Executive Officer
                                                     and President

Date: February 16, 1999                        By:   /s/John C. Stuecheli
                                                     John C. Stuecheli,
                                                     Chief Financial Officer and
                                                     Vice President - Finance
                                                     (Principal Financial and
                                                     Accounting Officer)

                                INDEX TO EXHIBITS


Exhibit
Number                   Description
------                   -----------
 27                      Financial Data Schedule