Form 10QSB
period 1999-03-31
AMERICAN HEALTHCHOICE INC /NY/
filed 1999-05-17
CIK 854862

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1999

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

         Yes [X]           No [ ]

         As of March 31, 1999, there were outstanding 23,801,964 shares of the issuer's Common Stock, par value $.001 per share.

Transitional Small Business Disclosure Format (check one)

         Yes [ ]           No [X]

                           AMERICAN HEALTHCHOICE, INC.

                              INDEX TO FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 1999

PART I FINANCIAL INFORMATION

     Item 1.  Financial Statements

          Consolidated Balance Sheet........................................................   2

          Consolidated Statement of Operations..............................................   3

          Consolidated Statement of Cash Flows..............................................   4

          Notes to Consolidated Financial Statements........................................   5


     Item 2.  Management's Discussion and Analysis or Plan of Operation.....................   6

PART II OTHER INFORMATION

     Item 1.  Legal Proceedings.............................................................   8

     Item 2.  Changes in Securities and Use of Proceeds.....................................   9

     Item 3.  Defaults upon Senior Securities...............................................   9

     Item 4.  Submission of Matters to a Vote of Security Holders...........................   9

     Item 5.  Other Information.............................................................   9

     Item 6.  Exhibits and Reports on Form 8-K..............................................   9

Signatures .................................................................................  10

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           AMERICAN HEALTHCHOICE, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                 MARCH 31, 1999

                                     ASSETS

Current Assets:
Cash                                                                                 $     34,135
Accounts receivable, less allowance for doubtful accounts of $ 8,878,931                7,157,586
Advances and notes receivable                                                             355,612
Other current assets                                                                       26,867
                                                                                     ------------
         Total current assets                                                           7,574,200

Property and equipment, net                                                               889,196
Goodwill, net                                                                             194,627
Other assets                                                                               23,868
                                                                                     ------------
         Total assets                                                                $  8,681,891
                                                                                     ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current portion of notes payable                                                     $    515,412
Current portion of capital lease obligations                                              293,483
Accrued payroll and payroll taxes                                                         191,441
Accounts payable and accrued expenses                                                   1,140,422
                                                                                     ------------
         Total current liabilities                                                      2,140,758

Convertible debentures                                                                  3,425,594
Notes payable, less current portion                                                       227,699
Capital lease obligations, less current portion                                            81,580
                                                                                     ------------
         Total liabilities                                                              5,875,631

Commitments

Stockholders' Equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized; none issued
Common stock, $.001 par value; 115,000,000 shares authorized;
  23,801,964 shares issued and outstanding                                                 23,802
Options to acquire common stock                                                           685,664
Additional paid-in capital                                                             13,069,850
Accumulated deficit                                                                   (10,973,056)
                                                                                     ------------
         Total stockholders' equity                                                     2,806,260
                                                                                     ------------
         Total liabilities and stockholders' equity                                  $  8,681,891
                                                                                     ============


       See accompanying notes to these consolidated financial statements.

                           AMERICAN HEALTHCHOICE, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED MARCH 31,         SIX MONTHS ENDED MARCH 31,
                                                           ------------------------------      ------------------------------
                                                               1998              1999              1998              1999
                                                           ------------      ------------      ------------      ------------
Net Patient Revenues                                       $  1,863,742      $  1,167,634      $  3,781,704      $  2,698,681

Operating Expenses:
  Compensation and benefits                                   1,502,905           836,074         3,103,246         2,037,139
  Allowance for doubtful accounts at closed clinics                  --           380,000                --           380,000
  Depreciation and amortization                                  61,777            55,390           128,996           111,162
  General and administrative                                    645,395           323,587         1,333,696           732,225
  Rent expense                                                  282,801            91,390           541,145           247,646
                                                           ------------      ------------      ------------      ------------
         Total operating expenses                             2,492,878         1,686,441         5,107,083         3,508,172

Other Income (Expense):
  Gain on sale of clinic                                             --           272,350                --           272,350
  Interest expense                                              (90,478)           (8,936)         (135,668)          (23,449)
  Other income (expense)                                          5,211            (9,564)           12,144            (6,333)
                                                           ------------      ------------      ------------      ------------
         Total other income (expense)                           (85,267)          253,850          (123,524)          242,568

                                                           ============      ============      ============      ============
Net Loss                                                   $   (714,403)     $   (264,957)     $ (1,448,903)     $   (566,923)
                                                           ============      ============      ============      ============

Basic and Diluted Net Loss Per Share                       $      (0.07)     $      (0.01)     $      (0.14)     $      (0.03)

Weighted Average Common Shares Outstanding                   10,158,935        23,801,964        10,013,190        19,160,798


       See accompanying notes to these consolidated financial statements.

                           AMERICAN HEALTHCHOICE, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          SIX MONTHS ENDED MARCH 31,
                                                                         ----------------------------
                                                                             1998             1999
                                                                         -----------      -----------
Cash Flows From Operating Activities:
Net loss                                                                 $(1,448,903)     $  (566,923)
Adjustments to reconcile net loss to
  net cash used in operating activities:
  Allowance for doubtful accounts                                            891,399        1,456,590
  Depreciation and amortization                                              128,997          111,162
  Gain on sale of Norcross clinic assets                                          --         (272,350)
Change in operating assets and liabilities, net:
  Accounts receivable-trade                                                 (354,242)      (1,054,239)
  Other current assets                                                        (5,557)             383
  Accounts payable and accrued expenses                                      (19,152)        (125,163)
  Income taxes payable                                                       (31,629)              --
  Other, net                                                                 104,791               --
                                                                         -----------      -----------
       Net cash used in operating activities                                (734,296)        (450,540)
 Cash Flows From Investing Activities:
  Advances and notes receivable, net                                          (3,844)          53,091
  Property and equipment, net                                                 10,930           (1,986)
  Proceeds from sale of Norcross clinic assets                                    --          950,000
                                                                         -----------      -----------
       Net cash provided by investing activities                               7,086        1,001,105
Cash Flows From Financing Activities:
  Proceeds from notes payable                                                     --           32,500
  Payment on debentures                                                           --         (665,000)
  Payments on notes payable and capital leases                              (144,806)         (53,825)
                                                                         -----------      -----------
       Net cash used in financing activities                                (144,806)        (686,325)
                                                                         -----------      -----------
Net Decrease In Cash                                                        (872,016)        (135,760)
Cash At Beginning Of Year                                                  1,123,001          169,895
                                                                         -----------      -----------
Cash At End Of Period                                                    $   250,985      $    34,135
                                                                         ===========      ===========


Supplemental Disclosure Of Cash Flow Information:
  Income taxes paid                                                      $        --      $        --

  Interest paid                                                               23,100           23,400

Supplemental Disclosure Of Non-Cash Transactions:
  Conversion of debenture and accrued interest into stock                         --           16,523
  Note received from purchaser of Norcross clinic assets                          --          125,000
  Issuance of stock as partial payment on notes payable to directors              --          187,570

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

The results of operations for the six months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year. It is suggested that the March 31, 1999 financial information be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB dated September 30, 1998.

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

4.   SALE OF NORCROSS CLINIC

On February 12, 1999, the Company executed an asset purchase agreement to sell substantially all the assets of the Norcross, Georgia clinic for $1,075,000; payable $950,000 in cash and a note for $125,000. The Company used $665,000 of the cash proceeds to redeem 8% Cumulative Convertible Debentures issued September 1997 in a Regulation S offering.

The book value of the assets sold was $802,650 as of December 31, 1998 comprised of $227,750 in accounts receivable less than six months old, $355,400 in inventory and equipment, and $219,500 of unamortized goodwill attributable to the purchase of the clinic in 1996. The Company will retain $227,750 in accounts receivable less than six months old and all accounts receivable older than six months. Proceeds from collection of the retained accounts receivable are estimated to be approximately $350,000.

5.    STOCKHOLDERS' EQUITY

On December 17, 1998, the president and CEO, and a principal shareholder and board member, agreed to exchange $132,012 and $55,558, respectively, of notes payable for common stock. On January 1, 1999, the Company issued 6,000,523 and 2,525,341 shares of common stock, respectively, at $0.022 per share, which was the market price at the date of election.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and is qualified in its entirety by the foregoing and by other more detailed financial information appearing elsewhere.

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

         Net Patient Revenues. For the three months ended March 31, 1999, net patient revenues decreased 37% from $1,864,000 for the same period in 1998 to $1,168,000 in 1999. The decrease was a result of the closure or sale of five clinics in fiscal 1998 and the sale of the Norcross clinic. Approximately $547,000 of the decrease was attributable to net patient revenue from the Norcross clinic for the three months ended March 31, 1998.

         Compensation and Benefits. For the three months ended March 31, 1999, compensation and benefits decreased 44% from $1,503,000 in 1998 to $836,000 in 1999. The decrease, which exceeded the comparable percentage decrease in revenues, was due primarily to personnel reductions related to closure of unprofitable clinics in fiscal 1998 and the sale of the Norcross clinic. Approximately $450,000 of the decrease was attributable to compensation and benefits at the Norcross clinic for the three months ended March 31, 1998.

         Allowance for Doubtful Accounts at Closed Clinics. The Company closed five clinics in fiscal 1998 and established allowances for doubtful accounts at September 30, 1998 based on historical collection experience. However, actual collections during the six months ended March 31, 1999 have been less than projected. The $380,000 additional allowance reflects this shortfall in collections on accounts receivable at these closed clinics and, in addition, less than anticipated collections of certain one-year and older accounts receivable for the Norcross clinic. The allowance for doubtful accounts will be reviewed again at June 30, 1999.

         General and Administrative. For the three months ended March 31, 1999, general and administrative decreased 50% from $645,000 in 1998 to $324,000 in 1999. Approximately $88,000 of the decrease was attributable to reduced legal and professional expenses due to fewer pending suits and more legal projects assigned to in-house counsel. The remainder is due to clinic closures and sale of the Norcross clinic.

         Rent. For the three months ended March 31, 1999, rent decreased $190,000 from $283,000 in 1998 to $93,000 in 1999. The decrease was due to clinic closures in 1998 and the sale of the Norcross clinic, which accounts for approximately $80,000 of the decrease.

Six Months Ended March 31, 1999 Compared to Six Months Ended March 31, 1998

         Net Patient Revenues. For the six months ended March 31, 1999, net patient revenues decreased 29% from $3,782,000 for the same period in 1998 to $2,699,000 in 1999. The decrease was a result of the closure or sale of five clinics in fiscal 1998 and the sale of the Norcross clinic.

         Compensation and Benefits. For the six months ended March 31, 1999, compensation and benefits decreased 34% from $3,103,000 in 1998 to $2,037,000 in 1999. The decrease, which exceeded the comparable percentage decrease in revenues, was due primarily to personnel reductions related to closure of unprofitable clinics in fiscal 1998 and the sale of the Norcross clinic.

         General and Administrative. For the six months ended March 31, 1999, general and administrative decreased 45% from $1,334,000 in 1998 to $732,000 in 1999. Approximately $148,000 of the decrease was attributable to reduced legal and professional expenses due to fewer pending suits and more legal projects assigned to in-house counsel. The remainder is due to clinic closures and sale of the Norcross clinic.

         Rent. For the six months ended March 31, 1999, rent decreased $293,000 from $541,000 in 1998 to $248,000 in 1999. The decrease was due to clinic closures and the sale of the Norcross clinic.

Through the closure of unprofitable clinics in early 1998, the sale of the Norcross clinic in February 1999, and an overall reduction in operating expenses, the Company reduced the net loss for the six months ended March 31, 1999 by approximately $900,000 compared to the six months ended March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended March 31, 1999, net cash used in operating activities was $450,000 as compared to $734,000 for the six months ended March 31, 1998. The decrease of $284,000 is primarily attributable to the reduction in net loss to $567,000 in 1999 compared to $1,449,000 in the 1998 period. The positive impact from the sale of the Norcross clinic and planned decreases in accounts receivable should result in improved cash flow from operations in future periods. The anticipated cash flow will be used to reduce accounts payable and fund marketing programs.

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

Management will attempt to complete at least one acquisition and obtain new debt financing by June 30, 1999. Future profitability and growth are dependent on the successful completion of these transactions.

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

The Company settled its litigation with a service supplier over unpaid invoices. There were two suits filed November 1997 and September 1997, respectively. The cases were: SmithKline Beecham Clinical Labs v. American HealthChoice, Inc., filed in the County Court of Bexar County at Law No. 5, San Antonio, Texas, and State District Court, 162nd Judicial District, Dallas County, Texas. On February 3, 1999, the Company executed a settlement agreement with the supplier on the San Antonio, Texas case. On May 12, 1999, the Company executed a settlement agreement with the supplier on the Dallas, Texas case. The amount of the settlement for both cases was less than the liability recorded as of September 30,1998.

The Company settled its litigation with a service supplier over unpaid invoices. The suit was filed April 1, 1998. The case was: McKesson General Medical v. American HealthChoice, Inc., filed in the County Court of Dallas County at Law No. 2, Dallas, Texas. On January 25, 1999, the Company executed a settlement agreement with the supplier. The amount of the settlement was less than the liability recorded as of September 30,1998.

The Company is engaged in litigation with an equipment lessor. The suit was filed October 14, 1998. The plaintiff alleges that the Company is the guarantor for a company called Corrective Vision Center that went out of business. The case is: Advanta Business Services Corp., v. American HealthChoice, Inc., filed in the County Civil Court of Harris County at Law No. 4, Harris County, Texas. Advanta won a decision for the full amount of the suit at a summary judgement hearing on January 20, 1999. The Company appealed the ruling. If the Company does not prevail on appeal, the judgment is not a material amount.

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

The Company settled its litigation with an equipment lessor. The suit was filed October 6, 1998. The plaintiff alleged default for nonpayment of a lease and was claiming rights under the lease. The case was: CIT Group/Equipment Financing, Inc., v. American HealthChoice, Inc., filed in the State District Court, 68th Judicial District, Dallas County, Texas. On April 15, 1999, the Company executed a settlement agreement with the lessor. The amount of the settlement approximates the liability recorded as of September 30,1998.

The Company settled its litigation with an equipment lessor for a prefab trailer used as an office at a clinic in San Antonio, Texas. The suit was filed December 3, 1998. The plaintiff alleged default for nonpayment of a lease and was claiming rights under the lease. The case was: Sanwa Business Credit Corp., v. American HealthChoice, Inc., filed in the State District Court, 125th Judicial District, Harris County, Texas. On February 11, 1999, the Company executed a settlement agreement with the lessor.
The amount of the settlement approximates the liability recorded as of September 30,1998.

The Company settled its litigation with the group that the Company purchased four Atlanta Georgia area clinics. The claim alleged failure to pay on the promissory note for the purchase of the clinics and to enforce stock pledge obligations. The suit was filed April 14, 1998. The case was Metropolitan Health Care v. American HealthChoice, Inc. filed in the United States Bankruptcy Court, Northern District of Georgia, Atlanta Division. The claim was dismissed on April 20, 1999 with the consent of all parties.

The Company was served a Complaint on January 26, 1998 alleging unspecified damages arising from trademark infringement and related claims. The case was:
Unihealth v. American HealthChoice, Inc., filed in the United States District Court, Southern District of Texas, Houston Division. The claim was settled on February 12, 1999 for an immaterial amount.

On November 9, 1998, an Involuntary Bankruptcy Petition was filed against AHC Physicians Georgia, Inc., a wholly owned subsidiary of the Company, in the United States Bankruptcy Court for the Northern District of Georgia. The petition was filed by three trade creditors and two former employees, one of which is the doctor who managed the Norcross, Georgia clinic that the Company is engaged in litigation. At a December 15, 1998 hearing in the Bankruptcy Court, the petition was dismissed based on evidence presented by the Company, which showed an insufficient number of qualified creditors and that the Company was paying its obligations in a timely manner. The Company is seeking damages for wrongful filing of the petition. A hearing on this matter commenced on May 11, 1999 and is scheduled to reconvene on May 17, 1999.

On May 3, 1999, the Company and Georgia Clinic, LLC (purchaser of the Norcross clinic), filed a lawsuit against Dr. William Barry Smith, MD and Barry Smith, M.D., P.C., together with a Temporary Restraining Order and appointment of a receiver. The plaintiffs allege that the defendants breached numerous contracts, committed fraud, conversion, violated the Georgia "Rico" Act, and other related causes of actions. On May 4, 1999 Dr. William Barry Smith signed a consent order for receivership and interlocutory injunction. The case is: AHC Physicians Corporation and Georgia Clinic, LLC, v. Dr. William Barry Smith, MD and Barry Smith, M.D., P.C., filed in the Superior Court of Fulton County, Georgia.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 10.14- Asset Purchase Agreement dated February 12, 1999 between AHC Physicians Corporation, Inc. and Georgia Clinic, L.L.C.

(b)     Exhibit 27- Financial data schedule


(b) No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        AMERICAN HEALTHCHOICE, INC.

Date: May 17, 1999                      By: /s/ Dr. J.W. Stucki
                                            Dr. J.W. Stucki, Chief Executive
                                            Officer and President

Date: May 17, 1999                      By: /s/John C. Stuecheli
                                            John C. Stuecheli, Chief Financial
                                            Officer and Vice President - Finance
                                            (Principal Financial and Accounting
                                            Officer)

                               INDEX TO EXHIBITS

EXHIBIT NO.
-----------
  10.14        Asset Purchase Agreement

  27           Financial Data Schedule
