Form 10QSB
period 1999-06-30
AMERICAN HEALTHCHOICE INC /NY/
filed 1999-08-16
CIK 854862

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                    to
                                    -----------------     -----------------

         Commission file number: 000-26740

                           AMERICAN HEALTHCHOICE, INC.
        (Exact name of small business issuer as specified in its charter)

          New York                                             11-2931252
 (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                           Identification No.)

1300 W. Walnut Hill Lane  Suite 275, Irving, TX                  75038
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

         Yes [X]           No [ ]

         As of June 30, 1999, there were outstanding 23,801,964 shares of the issuer's Common Stock, par value $.001 per share.

Transitional Small Business Disclosure Format (check one)

         Yes [ ]           No [X]

                          AMERICAN HEALTHCHOICE, INC.

                              INDEX TO FORM 10-QSB

                      FOR THE QUARTER ENDED JUNE 30, 1999




           PART I FINANCIAL INFORMATION

                Item 1.  Financial Statements

                     Consolidated Balance Sheet........................................................   2

                     Consolidated Statement of Operations..............................................   3

                     Consolidated Statement of Cash Flows..............................................   4

                     Notes to Consolidated Financial Statements........................................   5


                Item 2.  Management's Discussion and Analysis or Plan of Operation.....................   6

           PART II OTHER INFORMATION

                Item 1.  Legal Proceedings.............................................................   8

                Item 2.  Changes in Securities and Use of Proceeds.....................................   9

                Item 3.  Defaults upon Senior Securities...............................................   9

                Item 4.  Submission of Matters to a Vote of Security Holders...........................   9

                Item 5.  Other Information.............................................................   9

                Item 6.  Exhibits and Reports on Form 8-K..............................................   9


           Signatures..................................................................................  10

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           AMERICAN HEALTHCHOICE, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                  JUNE 30, 1999


                                     ASSETS

Current Assets:
Cash                                                                                                    $      12,330
Accounts receivable, less allowance for doubtful accounts of $ 5,604,616                                    6,601,074
Advances and notes receivable                                                                                 350,736
Other current assets                                                                                           27,250
                                                                                                        -------------
         Total current assets                                                                               6,991,390

Property and equipment, net                                                                                   859,831
Goodwill, net                                                                                                 191,402
Other assets                                                                                                   23,868
                                                                                                        -------------
         Total assets                                                                                   $   8,066,491
                                                                                                        =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current portion of notes payable                                                                        $     544,446
Current portion of capital lease obligations                                                                  279,365
Bridge loans payable                                                                                          172,500
Accrued payroll and payroll taxes                                                                             242,712
Accounts payable and accrued expenses                                                                         892,759
                                                                                                        -------------
         Total current liabilities                                                                          2,131,782

Convertible debentures                                                                                      3,425,594
Notes payable, less current portion                                                                           171,000
Capital lease obligations, less current portion                                                                81,580
                                                                                                        -------------
         Total liabilities                                                                                  5,809,956

Commitments

Stockholders' Equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized; none issued
Common stock, $.001 par value; 115,000,000 shares authorized;
  23,801,964 shares issued and outstanding                                                                     23,802
Options to acquire common stock                                                                               685,664
Additional paid-in capital                                                                                 13,069,850
Accumulated deficit                                                                                       (11,522,781)
                                                                                                        -------------
         Total stockholders' equity                                                                         2,256,535
                                                                                                        =============
         Total liabilities and stockholders' equity                                                     $   8,066,491
                                                                                                        =============


       See accompanying notes to these consolidated financial statements.

                           AMERICAN HEALTHCHOICE, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                      THREE MONTHS ENDED JUNE 30,     NINE MONTHS ENDED JUNE 30,
                                                      ----------------------------    ----------------------------
                                                         1998            1999            1998            1999
                                                      ------------    ------------    ------------    ------------
Net Patient Revenues                                  $  1,840,384    $  1,045,422    $  5,622,088    $  3,744,103

Operating Expenses:
  Compensation and benefits                              1,386,488         818,356       4,489,734       2,855,495
  Allowance for doubtful accounts at closed clinics           --           275,000            --           655,000
  Depreciation and amortization                             63,713          38,505         192,709         149,667
  General and administrative                               581,994         349,918       1,915,690       1,082,143
  Rent expense                                             340,078          95,376         881,223         343,022
                                                      ------------    ------------    ------------    ------------
         Total operating expenses                        2,372,273       1,577,155       7,479,356       5,085,327

Other Income (Expense):
  Gain (loss) on sale of clinics                           (18,085)           --           (18,085)        272,350
  Interest expense                                         (71,309)         (9,542)       (206,977)        (32,991)
  Other income (expense)                                     1,178          (8,450)         13,322         (14,783)
                                                      ------------    ------------    ------------    ------------
         Total other income (expense)                      (88,216)        (17,992)       (211,740)        224,576

                                                      ------------    ------------    ------------    ------------
Net Loss                                              $   (620,105)   $   (549,725)   $ (2,069,008)   $ (1,116,648)
                                                      ============    ============    ============    ============


Basic and Diluted Net Loss Per Share                  $      (0.05)   $      (0.02)   $      (0.16)   $      (0.05)


Weighted Average Common Shares Outstanding              12,019,058      23,801,964      10,013,190      20,696,351


       See accompanying notes to these consolidated financial statements.

                           AMERICAN HEALTHCHOICE, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                       NINE MONTHS ENDED JUNE 30,
                                                                       --------------------------
                                                                          1998           1999
                                                                       -----------    -----------
Cash Flows From Operating Activities:
Net loss                                                               $(2,069,009)   $(1,116,648)
Adjustments to reconcile net loss to
  net cash used in operating activities:
  Allowance for doubtful accounts                                          878,981      2,162,477
  Depreciation and amortization                                            192,709        149,667
  Gain on sale of Norcross clinic assets                                      --         (272,350)
Change in operating assets and liabilities, net:
  Accounts receivable-trade                                                 16,445     (1,355,614)
  Other current assets                                                      13,524           --
  Accounts payable and accrued expenses                                    351,943       (169,555)
  Income taxes payable                                                     (31,629)          --
  Other, net                                                                98,046           --
                                                                       -----------    -----------
       Net cash used in operating activities                              (548,990)      (602,023)
 Cash Flows From Investing Activities:
  Advances and notes receivable, net                                      (230,190)        57,967
  Property and equipment, net                                               11,181         (7,901)
  Proceeds from sale of Norcross clinic assets                                --          950,000
                                                                       -----------    -----------
       Net cash provided by (used in) investing activities                (219,009)     1,000,066
Cash Flows From Financing Activities:
  Proceeds from bridge loans                                                  --          172,500
  Payment on debentures                                                       --         (665,000)
  Payments on notes payable and capital leases                            (369,950)       (63,108)
                                                                       -----------    -----------
       Net cash used in financing activities                              (369,950)      (555,608)
                                                                       -----------    -----------
Net Decrease In Cash                                                    (1,137,949)      (157,565)
Cash At Beginning Of Year                                                1,123,001        169,895
                                                                       -----------    -----------
Cash At End Of Period                                                  $   (14,948)   $    12,330
                                                                       ===========    ===========


Supplemental Disclosure Of Cash Flow Information:
  Income taxes paid                                                    $      --      $      --
  Interest paid                                                             43,700         33,000

Supplemental Disclosure Of Non-Cash Transactions:
  Conversion of debenture and accrued interest into stock                     --           16,523
  Offset accounts payable against accounts receivable                         --          152,000
  Note received from purchaser of Norcross clinic assets                      --          125,000
  Issuance of stock as partial payment on notes payable to directors          --          187,570



       See accompanying notes to these consolidated financial statements.

                           AMERICAN HEALTHCHOICE, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION

American HealthChoice, Inc. and subsidiaries (the Company) consists of a parent company and sixteen clinics providing medical, physical therapy, and chiropractic services in San Antonio, McAllen, and Houston, Texas, New Orleans, Louisiana and in the metro area of Atlanta, Georgia. Four of the physical therapy clinics are strategically located next to a corresponding chiropractic clinic. Substantially all of the Company's revenues are derived from medical, chiropractic and physical therapy services provided to individuals living in the vicinity of the clinics.


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

The results of operations for the nine months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year. It is suggested that the June 30, 1999 financial information be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB dated September 30, 1998.


3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation policy - The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material inter-company accounts and transactions have been eliminated in consolidation.

Net patient revenues - Revenue is recognized upon performance of services. Substantially all of the Company's revenues are derived from patient insurance settlements, claims filed on major medical and managed care policies, worker's compensation policies, Medicare, and Medicaid. Allowances for discounts on services provided are recognized in the periods the related revenue is earned. Allowances are maintained at levels considered appropriate by management based upon historical charge-off experience and other factors deemed pertinent by management.

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


6.       BRIDGE LOANS

During the three months ended June 30, 1999, the Company obtained bridge loans in the amount of $172,500 to cover a working capital deficiency of approximately $50,000 per month. The loans will be repaid from the new financing proceeds. The president and CEO made bridge loans of $55,000.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and is qualified in its entirety by the foregoing and by other more detailed financial information appearing elsewhere.

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

         Net Patient Revenues. For the three months ended June 30, 1999, net patient revenues decreased 43% from $1,840,000 for the same period in 1998 to $1,045,000 in 1999. The decrease was a result of the closure or sale of five clinics in fiscal 1998 and the sale of the Norcross clinic. Approximately $550,000 of the decrease was attributable to net patient revenue from the Norcross clinic for the three months ended June 30, 1998.

         Compensation and Benefits. For the three months ended June 30, 1999, compensation and benefits decreased 41% from $1,386,000 in 1998 to $818,000 in 1999. The decrease was due primarily to personnel reductions related to closure of unprofitable clinics in fiscal 1998 and the sale of the Norcross clinic. Approximately $450,000 of the decrease was attributable to compensation and benefits at the Norcross clinic for the three months ended June 30, 1998.

         General and Administrative. For the three months ended June 30, 1999, general and administrative decreased 40% from $582,000 in 1998 to $350,000 in 1999. Approximately $80,000 of the decrease was attributable to reduced legal and professional expenses due to fewer pending suits and more legal projects assigned to in-house counsel. The remainder is due to clinic closures and sale of the Norcross clinic.

         Rent. For the three months ended June 30, 1999, rent decreased $245,000 from $340,000 in 1998 to $95,000 in 1999. The decrease was due to clinic closures in 1998 and the sale of the Norcross clinic, which accounts for approximately $115,000 of the decrease.

Nine Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

         Net Patient Revenues. For the nine months ended June 30, 1999, net patient revenues decreased 33% from $5,622,000 for the same period in 1998 to $3,744,000 in 1999. The decrease was a result of the closure or sale of five clinics in fiscal 1998 and the sale of the Norcross clinic.

         Compensation and Benefits. For the nine months ended June 30, 1999, compensation and benefits decreased 36% from $4,490,000 in 1998 to $2,855,000 in 1999. The decrease, which exceeded the comparable percentage decrease in revenues, was due primarily to personnel reductions related to closure of unprofitable clinics in fiscal 1998 and the sale of the Norcross clinic.

         Allowance for Doubtful Accounts at Closed Clinics. The Company closed five clinics in fiscal 1998 and established allowances for doubtful accounts at September 30, 1998 based on historical collection experience. However, actual collections during the nine months ended June 30, 1999 have been less than projected. The $655,000 additional allowance reflects this shortfall in collections on accounts receivable at these closed clinics and, in addition, less than anticipated collections of certain one-year and older accounts receivable for the Norcross clinic. The allowance for doubtful accounts will be reviewed again at September 30, 1999.

         General and Administrative. For the nine months ended June 30, 1999, general and administrative decreased 44% from $1,916,000 in 1998 to $1,082,000 in 1999. Approximately $228,000 of the decrease was attributable to reduced legal and professional expenses due to fewer pending suits and more legal projects assigned to in-house counsel. The remainder is due to clinic closures and sale of the Norcross clinic.

         Rent. For the nine months ended June 30, 1999, rent decreased $538,000 from $881,000 in 1998 to $343,000 in 1999. The decrease was due to clinic closures and the sale of the Norcross clinic.

Through the closure of unprofitable clinics in early 1998, the sale of the Norcross clinic in February 1999, and an overall reduction in operating expenses, the Company reduced the net loss for the nine months ended June 30, 1999 by approximately $950,000 compared to the nine months ended June 30, 1998.


LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended June 30, 1999, net cash used in operating activities was $601,000 as compared to $549,000 for the nine months ended June 30, 1998. The increase of $50,000 in net cash used in operating activities is attributable to a $170,000 decrease in accounts payable in 1999 compared to a $352,000 increase in accounts payable in the 1998 period offset by the reduction in net loss to $1,117,000 in 1999 compared to $2,069,000 in the 1998 period. The positive impact from the sale of the Norcross clinic and planned decreases in accounts receivable should result in improved cash flow from operations in future periods. The anticipated cash flow will be used to reduce accounts payable and fund marketing programs.

After the sale of the Norcross clinic and planned improvements in the profits from chiropractic clinics, operating profits from the clinics will not cover planned corporate expenses, debt service and working capital requirements. Management of the Company is actively searching for acquisitions that are currently profitable and have minimal working capital requirements. The Company will attempt to fund acquisitions through the issuance of new equity instruments and convertible debt.

Management will attempt to complete at least one acquisition and obtain new financing by August 31, 1999. Future profitability and growth are dependent on the successful completion of these transactions.


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

On May 3, 1999, the Company and Georgia Clinic, LLC (purchaser of the Norcross clinic), filed a lawsuit against Dr. William Barry Smith, MD and Barry Smith, M.D., P.C., together with a Temporary Restraining Order and appointment of a receiver. The plaintiffs allege that the defendants breached numerous contracts, committed fraud, conversion, violated the Georgia "Rico" Act, and other related causes of actions. On May 4, 1999 Dr. William Barry Smith signed a consent order for receivership and interlocutory injunction. The case is: AHC Physicians Corporation and Georgia Clinic, LLC, v. Dr. William Barry Smith, MD and Barry Smith, M.D., P.C., filed in the Superior Court of Fulton County, Georgia. On June 14, 1999, Dr. Smith filed an individual Chapter 7 Voluntary Bankruptcy Petition in the United States Bankruptcy Court for the Northern District of Georgia. The Company intends to pursue its claim against Dr. Smith in the Bankruptcy Court and Barry Smith, M.D., P.C. in the Superior Court.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


ITEM 5.  OTHER INFORMATION

None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibit 27- Financial data schedule


(b)      No reports on Form 8-K were filed during the quarter ended
         June 30, 1999.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           AMERICAN HEALTHCHOICE, INC.

Date: August 16, 1999                      By: /s/ Dr. J.W. Stucki
                                               Dr. J.W. Stucki, Chief Executive
                                               Officer and President

Date: August 16, 1999                      By: /s/ John C. Stuecheli
                                               John C. Stuecheli, Chief
                                               Financial Officer and
                                               Vice President - Finance
                                               (Principal Financial and
                                               Accounting Officer)

                               INDEX TO EXHIBITS


Exhibit
Number
-------
  27        Financial Data Schedule