Form 10KSB40
period 1999-09-30
AMERICAN HEALTHCHOICE INC /NY/
filed 2000-01-13
CIK 854862

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                               FORM 10-KSB
  (Mark One)
  [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended September 30, 1999
  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _____. to ___..__
                    Commission File Number:  000-26740

                        AMERICAN HEALTHCHOICE, INC.
               (Name of small business issuer in its charter)

           New York                                  11-2931252
  (State or other jurisdiction
  of incorporation or organization      I.R.S. Employer Identification No.)

 1300 W. Walnut Hill Lane, Suite 275 Irving, Texas       75038
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

       Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ..x.. No_.

       Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

  State issuer's revenues for its most recent fiscal year:     $4,808,559

       State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). $237,000 as of December 31, 1999*.

                      (ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PAST FIVE YEARS)

       Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
   Yes__ No X

                (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
  As of December 31, 1999, the Registrant had 28,144,259 shares outstanding of common stock.

  * Based on the last reported price of an actual transaction in Registrant's common stock on December 31, 1999 and reports of beneficial ownership filed by directors and executive officers of Registrant and by beneficial owners of more than 5% of the outstanding shares of common stock of Registrant; however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of Registrant's common stock.

                  DOCUMENTS INCORPORATED BY REFERENCE
                                  None

                 Transitional Small Business Disclosure
                           Format (Check one)
                            Yes_.      No..X

                          AMERICAN HEALTHCHOICE, INC.

                               FORM 10-KSB

                            TABLE OF CONTENTS

                                                                     Page
                                                                     ----
                                  PART I

  Item 1.   Description of Business...........................         1

  Item 2.   Description of Property...........................         7

  Item 3.   Legal Proceedings.................................         7

  Item 4.   Submission of Matters to a Vote of Security Holders        9



                                 PART II

  Item 5.   Market for Common Equity and Related Stockholder Matters  10

  Item 6.   Management's Discussion and Analysis or Plan of Operation 11

  Item 7.   Financial Statements..............................        14

  Item 8.   Changes In and Disagreements with Accountants on
              Accounting and Financial Disclosure.............        32



                                 PART III

  Item 9.   Directors, Executive Officers, Promoters and Control
              Persons; Compliance with Section 16(a) of the
              Exchange Act....................................        33

  Item 10.  Executive Compensation............................        35

  Item 11.  Security Ownership of Certain Beneficial Owners and
              Management......................................        39

  Item 12.  Certain Relationships and Related Transactions....        40

  Item 13.  Exhibits and Reports on Form 8-K..................        41

  Signatures     .............................................        44

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


  General

       The Company owns, operates and manages eleven clinics. Ten are primary care clinics, of which three are medical clinics and seven are chiropractic clinics. The Company also has a physical therapy facility at its largest chiropractic clinic. The clinics are located in Texas, Louisiana and Georgia. The clinic locations are leased except for one clinic in San Antonio. See Item 2 "Description of Property." At September 30, 1999 the Company had a total of 65 employees. Of this number 25 were employed by the Company's medical clinics, 33 by the chiropractic and physical therapy clinics, and 7 at the Company's corporate office.

       All key employee/providers serve pursuant to employment contracts covering compensation, benefits, terms of one year or more and, in some cases, agreements not to compete upon termination. All compensation is based upon fixed salaries as set forth in employment contracts for identifiable services. Some of these employee/providers are eligible for a bonus; however, bonuses are tied directly to the employee's performance within the clinic and are not based on referrals.

       The Company depends upon third party payors for reimbursement of approximately 95% of patient services. The Company believes that this percentage is comparable to other organizations providing comparable patient services. The Company receives reimbursement for medical services from many managed care companies including Health Maintenance Organizations (HMOs), Preferred Provider Organizations (PPOs), other health care plans, and to a lesser extent from Medicare and Medicaid. A substantial percentage of reimbursements for services are received from patient insurance settlements administered by attorneys representing the patients.

       The address of the Company's principal office is 1300 West Walnut Hill Lane, Suite 275, Irving, Texas 75038. The Company's telephone number is (972) 751-1900 and its fax number is (972) 751-1901.


  Business Strategy

       The Company's business strategy is as follows:

       Current Profitability. The Company completed the sale of the Norcross, Georgia clinic in February 1999 and returned the Conyers, Georgia clinic to the previous owner in December 1999. After the planned sale of the McDonough, Georgia clinic at the end of January 2000, the remaining clinics will be exclusively in Texas and Louisiana.
   As of December 31, 1999, all clinics are profitable and cash flow positive. In addition, Management has taken further steps to reduce corporate overhead during fiscal year 1999. Before reflecting non-recurring expenses related to the Bankruptcy proceedings, the Company's operations are currently breakeven. See "Recent Developments"

       Growth. Over the past two years, the profit margins on personal injury and workers compensation services have proven to be significantly higher than those for services provided to patients under managed care contracts. The recent favorable court ruling effecting telemarketing in Texas should allow the Company to increase the number of patients at the existing clinics requiring these types of services. Also, the Company plans to acquire other established clinics in Texas from individual doctors, who provide these same services. The Company will only consider acquiring clinics that are profitable and cash flow positive. In this regard, the Company has developed an acquisition model that requires the seller to meet predetermined cash flow targets over a three-year period before receiving 100% of the purchase price.

       Reorganization. The Company is currently operating as a debtor in possession pursuant to the provisions of Chapter 11 of the United States Bankruptcy Code. Management intends to file a Disclosure Statement and Plan of Reorganization on or before February 15, 2000. The Plan will include the acquisition of three clinics, an infusion of between $1,000,000 and $2,000,000 in new equity, restructuring of the current debenture debt to equity or debt convertible to equity at a fixed price, and a payment plan for other pre-bankruptcy liabilities.

  Primary Sources of Company Revenue

       The Company derives its revenue from several different sources, including managed care plans e.g. HMOs, PPOs, Medicaid/Medicare, indemnity plans, insurance settlements from third party payors and self-pay. The company strives to diversify its patient base and hence its revenue sources so that any one clinic is not dependent upon one source of revenue. In the past, this has caused problems for the Company from loss of Medicaid claims, change in marketing laws, and clinics dependent on one doctor. To correct these problems, the Company has made concerted efforts to diversify its patient base at each clinic. Where the patient base could not be diversified and was incurring ongoing losses, the Company divested the clinic through sale or closure. The Company now believes each clinic is not as susceptible to changes in a particular revenue source. The primary sources of revenue for the Company are as follows:

       Patient Insurance Settlements. The Company's chiropractic clinics derive a significant portion of their revenue from insurance settlements to injured patients treated by the clinic. The medical clinics receive some revenue from patient insurance settlements but are not necessarily dependent on these types of settlements. Typically, a patient seeks treatment from a clinic based on representations by his/her attorney or insurance company that payment for treating the patient will be forthcoming upon proof the patient is entitled to the patient's medical claims. The representations are usually in the form of a Letter of Protection (LOP) or a Personal Injury Payment (PIP) from
  the   patient/insured's   insurance   policy.       Based   on    these
  representations, the clinic will treat the patient without requiring payment at the time services are rendered.

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


  Chiropractic Services

       The Company currently owns and operates seven primary care chiropractic clinics, which are located in suburban areas and serve the general population for their surrounding communities. The services are based on preventative treatment and treatment of the nerve system and body structure, such as the spinal column. Most of the chiropractic clinics have a chiropractor that is complemented with the appropriate support staff.

       The Company's patient base is developed through its reputation for quality treatment, patient referrals, printed advertisements, and special promotion such as open houses, circulars, community participation, etc. The Company obtains significant referrals due to its willingness to work with patients and their insurance company or attorney to provide treatment during the pendency of the patient's injury settlement.

       Chiropractic service is a highly competitive business in which the Company competes with numerous chiropractors in the same suburban areas. Most, if not all of the Company's competition comes from privately owned chiropractic clinics, usually owned by the treating doctor.

       In recent years, there have been significant changes in the health care industry affecting chiropractic services. Pressures to reduce costs and show profits has forced some managed care plans to exclude chiropractic treatment or institute procedures that can discourage a patient to utilize their health care plan. Additionally, in September 1997 the State of Texas implemented new regulations that govern marketing of medical services. The Company adjusted its marketing efforts to ensure compliance with the changes in the new marketing laws. Specifically, the Company ceased its telemarketing efforts and strengthened its audit procedures to ensure any new patient referrals meet the requirements of the new law. Citing First Amendment protection of commercial speech, the United States Court of Appeals, 5th Circuit, ruled in September 1999 that the 1997 amendments to the Texas statutes, which prohibited direct telemarketing of accident victims, were unconstitutional. The Company has reestablished telemarketing procedures at its Texas clinics and expects an increase in the number of patients seeking treatment. See "Recent Developments."

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

  Medical Services

       The Company owned and operated four primary care medical clinics as of September 30, 1999. The Conyers, Georgia clinic was returned to the former owner on December 3, 1999, and the McDonough, Georgia clinic is under a letter of intent for purchase with the sale expected to close on January 31, 2000. The two remaining medical clinics are located in San Antonio.

       The Southcross clinic has a significant number of patients who are enrolled with a variety of different managed care plans. The patient source for this clinic comes from people familiar with the clinic's location, the provider's reputation, managed care plans, commercial contracts, referrals from attorneys, other providers, and general advertising. The San Pedro clinic services are almost exclusively personal injury and worker compensation cases. The patient source for this clinic comes from attorney referrals and chiropractic clinics, including company owned clinics in San Antonio.


  Government Regulation

       As a participant in the health care industry, the Company's operations are subject to extensive and increasing regulation by a number of governmental entities at the federal, state and local levels.
   The Company is also subject to laws and regulations relating to business corporations in general. The Company believes its operations are in material compliance with applicable laws. Nevertheless, because of the structure of the Company's relationship with physicians and clinics, many aspects of the Company's business operations have not been the subject of state or federal regulatory interpretation and there can be no assurance that the health care regulatory environment will not change so as to restrict or otherwise adversely affect the Company's or the affiliated physician's existing operations or possible expansion.

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


  Recent Developments

       In September 1999, the United States Court of Appeals, 5th Circuit, ruled that the 1997 amendments to the Texas statutes, that prohibited direct telemarketing of accident victims, were unconstitutional. In response to this ruling, the Company has reestablished telemarketing procedures at its Texas clinics and expects an increase in the number of patients seeking treatment. The Company has also implemented additional control procedures to ensure continuing compliance with all regulations.

       On October 19, 1999, American HealthChoice, Inc., the parent company, and AHC Physicians Corporation, Inc., a subsidiary that owns the Georgia clinics, filed Chapter 11 Bankruptcy Petitions with the United States Bankruptcy Court, Northern District of Texas, Dallas Division (Case No. 99-37314). The Company elected to file the petitions for two primary reasons. First, it was unable to restructure terms of the September 1997 and August 1998 Debenture Agreements, which would have allowed for new funding to acquire profitable clinics. Second, in early October 1999, the Company received an adverse ruling on the Futch lawsuit. See Item 3 "Legal Proceedings." On December 6, 1999, the Bankruptcy Court granted the Company authority to continue operating under a cash collateral budget through February 29, 2000. The Company forecasts positive cash flow for the approved budget period including sufficient cash to pay professional fees approved by the Bankruptcy Court. The Company intends to file a Plan of Reorganization and Disclosure Statement by February 15, 2000.

       On December 3, 1999 an order was entered by the Bankruptcy Court to return the Conyers clinic to the previous owner in settlement of a lawsuit. See Item 3 "Legal Proceedings". In compliance with the order, the Company will record an asset writeoff of accounts receivable and equipment of approximately $130,000, and un-amortized goodwill of approximately $130,000. However, the Company will recognize a gain on disposition of approximately $30,000 after debt extinguishment of $290,000. Also on January 3, 2000, the Company executed a letter of intent to sell the McDonough clinic, excluding accounts receivable, for $67,500 on January 31, 2000. The sales price approximates the book value of the clinic equipment.

  ITEM 2. DESCRIPTION OF PROPERTY

       The Company leases approximately 3,500 square feet in an office building in Irving, Texas at a monthly rent $5,300 for use as its principal headquarters. The Company currently owns a parcel of land in San Antonio, Texas, on which the Company's Southcross clinic is located.

       The Company owns, operates and manages eleven clinics. Ten are primary care clinics, of which three are medical clinics and seven are chiropractic clinics. The Company also has a physical therapy facility at its largest chiropractic clinic. The following table lists the clinics, locations, monthly rents, services provided, and date acquired or commenced operation by the Company.

Clinics in Operation   Location         Monthly      Services      Date Acquired
 in Fiscal 1999                         Rent         Provided
--------------------   ---------------  -------  ----------------- -------------
United Health          Katy, TX         $3,400   Chiropractic &    October 1994
 Services                                         physical therapy

United Health          San Antonio, TX  $2,300   Chiropractic &    July 1994
 Services (Wurzbach)                              physical therapy

United Health          San Antonio, TX  $1,000   Chiropractic &    October 1994
 Services (San Pedro)                             physical therapy

Nationwide Sports &    San Antonio, TX  $1,000   Physical therapy  October 1994
 Injury (Bandera)

United Health          San Antonio, TX  $1,900   Chiropractic      October 1994
 Services (Bandera)

San Pedro Clinic       San Antonio, TX  $1,100   Primary medical   October 1994
                                                  care

Southcross Clinic      San Antonio, TX  owned    urgent & primary  December 1995
                                                  medical care

United Chiropractic    New Orleans, LA  $1,600   Chiropractic      July 1994
 (New Orleans East)

United Chiropractic    New Orleans, LA  $1,200   Chiropractic      July 1994
 (Uptown)

Peachtree Corners      Norcross, GA     sold     urgent & primary  July 1995
 Medical Center*                                  medical care

Peachtree Medical      Conyers, GA      returned urgent & primary  February 1996
 Center of Conyers**                              medical care

Peachtree Medical      McDonough, GA    $4,900   Primary medical   February 1996
 Center of McDonough                              care

Valley Family Health   McAllen, TX      $2,500   Chiropractic      January 1996
 Center

Total rent                              $20,900

  *    Clinic sold in second quarter of fiscal 1999.
  **   Clinic returned to previous owner in October 1999.

  ITEM 3. LEGAL PROCEEDINGS

       On April 14, 1998, the American Arbitration Association, Atlanta Ga., issued an award to the Company concerning its Northside clinic located in Atlanta, Georgia, against the doctor who was the original seller of that clinic. The doctor alleged contract default by the Company and was claiming all rights to this clinic. The Company contended that there was a valid settlement agreement concerning the alleged breach of contract. The arbitrator found there was a valid settlement agreement and issued a ruling in accordance with the reported terms of the settlement agreement. In sum, the award makes the doctor responsible for all sums and accounts due for operating expenses after March 10, 1996. Further, the award bars the doctor from making any claims against the Company for the promissory note and guarantee given by the Company, and the doctor's employment contract. In exchange, the Company returned the clinic and accounts receivable collected by the Company.

       The Company settled its litigation with a service supplier over unpaid invoices. There are two suits filed November 1997 and September 1997, respectively. The cases were: SmithKline Beecham Clinical Labs
  v. American HealthChoice, Inc., filed in the County Court of Bexar County at Law No. 5, San Antonio, Texas, and State District Court, 162nd Judicial District, Dallas County, Texas. On February 3, 1999, the Company executed a settlement with the supplier on the San Antonio case. On May 12, 1999, the Company executed a settlement with the supplier on the Dallas case. The amount of the settlement for both cases was less than the liability recorded on September 30, 1998.

       The Company settled its litigation with a service supplier over unpaid invoices. The case was: McKesson General Medical v. American HealthChoice, Inc., filed in the County Court of Dallas County at Law No. 2, Dallas, Texas. On January 25, 1999, the Company executed a settlement agreement with the supplier. The amount of the settlement was less than the liability recorded on September 30, 1998.

       The Company is engaged in litigation with the doctor who managed the Norcross, Georgia clinic. The Company found it necessary to terminate the managing doctor. The managing doctor then filed a claim against the Company in July 1997 for breach of contract and sought an injunction to prevent the Company from enforcing its non-compete clause. The Court declined to enter a temporary restraining order against enforcement of the non-compete clause. The Company filed a counter claim against the doctor, primarily for losses the Company sustained while he managed the clinic. The case was: Malcolm P. Dulock
  v. AHC Physicians Corporation, Inc., filed in the Superior Court of Gwinnett County, Georgia. The doctor filed a Chapter 13 Bankruptcy Petition on January 29, 1999 in the United States Bankruptcy Court for the Northern District of Georgia. As of December 31, 1999, there has been no further communication from the plaintiff or the Bankruptcy Court. The Company has elected to offset principal amount of the note payable to Dulock against the remaining accounts receivable of the Norcross clinic, which was sold in February 1999.

       The Company is engaged in litigation with an equipment lessor. The suit was filed October 14, 1998. The plaintiff alleges that the Company is the guarantor for a company called Corrective Vision Center that went out of business. The case was: Advanta Business Services Corp., v. American HealthChoice, Inc., filed in the County Civil Court of Harris County at Law No. 4, Harris County, Texas. Advanta won a decision for the full amount of the suit at a summary judgement hearing on January 20, 1999. Any further action by the plaintiff has been stayed by the Chapter 11 Bankruptcy Petition filed by the Company on October 19, 1999.

       The Company settled its litigation with an equipment lessor. The suit was filed October 6, 1998. The plaintiff alleged default for nonpayment of a lease and claimed rights under the lease. The case was: CIT Group/Equipment Financing, Inc., v. American HealthChoice, Inc., filed in the State District Court, 68th Judicial District, Dallas County, Texas. On April 15, 1999, the Company executed a settlement with the lessor. The amount of the settlement was less than the liability recorded on September 30, 1998.

       The Company settled its litigation with an equipment lessor for a prefab trailer used as an office at a clinic in San Antonio, Texas. The suit was filed December 3, 1998. The plaintiff alleged default for nonpayment of a lease and claimed rights under the lease. The case was: Sanwa Business Credit Corp., v. American HealthChoice, Inc., filed in the State District Court, 125th Judicial District, Harris County, Texas. On February 11, 1999, the Company executed a settlement with the lessor. The amount of the settlement was less than the liability recorded on September 30, 1998.

       One former doctor and two physicians assistants who worked at the Norcross, Georgia clinic have filed a law suit naming the Company as a codefendant. The one doctor and one of the physician assistants worked at the clinic prior to the Company purchasing the clinic. The other physicians assistant left the clinic within one year of the Company's purchase. The claim alleges a right to the account receivable for patients the doctors treated at the clinic that were collected after the doctors' employment ended with the clinic. The Company denies any liability and intends to cross claim against the former managing doctor of the clinic. The case was: Susan Johnson, Gilberto Martorell, and Henry Heard v. American HealthChoice, Inc., dba Peachtree Corners
  Medical Center, and Malcolm Dulock, filed in the Superior Court of Gwinnett County, Georgia. Any further action in the case has been stayed by the Chapter 11 Bankruptcy Petition filed by the Company on October 19, 1999.

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

       A person claiming to have performed certain services in formation of the Company has sued claiming he is due a larger percentage of the Company stock than what he received. The Company was served notice on March 29, 1998 and has retained a law firm to seek a dismissal or in the alternative a change of venue. The case is Stewart v. American HealthChoice, Inc. filed in the United States District Court, Middle District of Florida, Tampa Division. Any further action in the case has been stayed by the Chapter 11 Bankruptcy Petition filed by the Company on October 19, 1999.

       The Company settled its litigation with the group from which the Company purchased four Atlanta, Georgia area clinics. The claim alleged failure to pay on the promissory note for the purchase of the clinics and to enforce stock pledge obligations. The suit was filed April 14, 1998. The case was Metropolitan Health Care v. American HealthChoice, Inc. filed in the United States Bankruptcy Court, Northern District of Georgia, Atlanta Division. The claim was dismissed on April 20, 1999 with the consent of all parties.

       The Company is engaged in litigation filed on February 23, 1998 with a former landlord at a location where the Company closed a clinic for breach of lease. The Company answered and counter claimed against landlord for landlord's failure to perform under the agreement. The case is: Assist, Inc., v. American HealthChoice, Inc., filed in State District Court, 285th Judicial District, Bexar County, Texas. Any further action in the case has been stayed by the Chapter 11 Bankruptcy Petition filed by the Company on October 19, 1999.

       The Company was engaged in litigation filed on May 14, 1998 with a former landlord at a location where the Company closed a clinic for breach of lease. The Company answered and counter claimed against landlord for landlord's failure to perform under the agreement. The case was: Dale Baldauf and Marylyn D. Frank v. American HealthChoice, Inc., and Trevino, Roman & Assoc., filed in State District Court, 138th Judicial District, Cameron County, Texas. The litigation was settled in August 1999.

       The Company was engaged in litigation with the former owner of the Conyers, Georgia medical clinic for defaulting on a security agreement and note payable in connection with the purchase of the clinic in January 1996. The case was: William A. Futch v. American HealthChoice, Inc. and AHC Physicians Corporation, Inc. filed January 20, 1999 in the Superior Court of Rockdale County, State of Georgia. After unsuccessful negotiations to settle the suit, Futch obtained a writ of possession and seized the assets of the clinic on October 2, 1999. After AHC Physicians Corporation, Inc. and American HealthChoice, Inc. filed a Chapter 11 Bankruptcy Petition on October 19, 1999, the case was removed to the United States Bankruptcy Court, Northern District of Texas, Dallas Division. The litigation was settled on December 3, 1999 by a Court Order returning the clinic assets to Futch for a full release of all claims and monies against American HealthChoice, Inc. and AHC Physicians Corporation, Inc.

       On October 19, 1999, American HealthChoice, Inc., the parent company, and AHC Physicians Corporation, Inc., a subsidiary that owns the Georgia clinics, filed Chapter 11 Bankruptcy Petitions with the United States Bankruptcy Court, Northern District of Texas, Dallas Division (Case No. 99-37314).

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matter was submitted to a vote of security holders, through the
  solicitation  of  proxies  or  otherwise,  during  the  quarter   ended
  September 30, 1999.


                                 PART II

  ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       Market Information. During the four quarters ended September 30, 1998, the Company's common stock was listed on The Nasdaq SmallCap Market under the symbol "AHIC". The common stock was delisted by The Nasdaq Stock Market on December 1, 1998. From December 3, 1998 to the present, the common has been quoted on the OTC Bulletin Board under the symbol "AHIC".

  The following table presents the high and low bid prices for each quarter:


                Quarter Ended              High Bid      Low Bid
              ------------------           --------      -------
              December 31, 1997            $6.125        $4.00
              March 31, 1998               $4.625        $0.375
              June 30, 1998                $0.50         $0.125
              September 30, 1998           $0.94         $0.0625
              December 31, 1998            $0.063        $0.0156
              March 31, 1999               $0.0625       $0.0156
              June 30, 1999                $0.2969       $0.0312
              September 30, 1999           $0.0938       $0.0156

       Holders. Based on information provided by the Company's transfer agent, the Company had approximately 100 holders of record of its common stock at September 30, 1999.

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

                                            Years Ended September 30,

                                         1997          1998          1999
                                      ----------    ----------    ----------
     Net Patient Revenues            $ 9,756,000   $ 7,226,000   $ 4,809,000
     Operating Expenses:
       Compensation and benefits       9,161,000     6,009,000     3,771,000
       Allowance for doubtful at
        closed clinics                         -             -     1,848,000
       General and administrative      3,392,000     2,716,000     1,517,000
       Rent                            1,084,000       880,000       430,000
       Other                           1,488,000       248,000       170,000
                                      ----------    ----------    ----------
          Total Operating Expense     15,125,000     9,853,000     7,736,000
     Other Income (Expense):
       Interest expense and other
         costs of borrowing           (2,668,000)     (732,000)     (611,000)
       Other income (expense), net       949,000      (419,000)      693,000
                                      ----------    ----------    ----------
     Total Other Income (Expense)     (1,719,000)   (1,151,000)       83,000
                                      ----------    ----------    ----------
       Loss Before Income Taxes      $(7,088,000)  $(3,778,000)  $(2,844,000)
                                      ==========    ==========    ==========

  Fiscal Ended September 30, 1999 Compared to Fiscal Ended September 30, 1998

       Net Patient Revenues. For the fiscal year ended September 30, 1999, net patient revenues decreased from $7,226,000 for the same period in 1998 to $4,809,000 in 1999. The decrease was a result of the closure or sale of five clinics in fiscal 1998 and the sale of the Norcross clinic. Approximately $1,800,000 of the decrease is attributable to the Norcross clinic sale as of December 31, 1998.

       Compensation and Benefits. For the fiscal year ended September 30, 1999, compensation and benefits decreased from $6,009,000 in 1998 to $3,771,000 in 1999. The decrease, which exceeded the comparable percentage decrease in revenues, was due primarily to personnel reductions related to closure of unprofitable clinics in fiscal 1998 and the sale of the Norcross clinic. Approximately $1,500,000 of the decrease is attributable to the Norcross clinic sale as of December 31, 1998.

       Allowance for Doubtful Accounts at Closed Clinics. The Company closed five clinics in fiscal 1998 and established allowances for doubtful accounts at September 30, 1998 based on historical collection experience. However, actual collections during the twelve months ended September 30, 1999 have been less than projected. The $1,848,000 additional allowance reflects this shortfall in collections on accounts receivable at these closed clinics and, in addition, less than anticipated collections of certain one-year and older accounts receivable for the Norcross clinic.

       General and Administrative. For the fiscal year ended September 30, 1999, general and administrative expense decreased from $2,716,000 in 1998 to $1,517,000 in 1999. Approximately $350,000 of the decrease is attributable to the Norcross clinic sale as of December 31, 1998 and approximately $200,000 is attributable to reduced marketing and advertising. The remainder of the decrease is due to overall reductions in administrative expenses including legal and travel.

       Rent. For the fiscal year ended September 30, 1999, rent decreased $450,000 from $880,000 in 1998 to $430,000 in 1999. The decrease was due to clinic closures and the sale of the Norcross clinic.

       Other Income and Expense. Other income in 1999 of $693,000 is attributable to a $272,000 gain recognized on the Norcross clinic sale in February 1999 and a $485,000 gain on expiration of options and warrants during the fiscal year. Other expense of $419,000 in fiscal 1998 is primarily attributable to establishment of a 100% reserve for a note receivable in the amount of $225,000 related to the Company's investment in an eye clinic.


  Fiscal Year Ended September 30, 1998 Compared to Fiscal Year Ended September 30, 1997

       Net Patient Revenues. For fiscal year ended September 30, 1998, net patient revenues decreased from $9,756,000 for the same period in 1997 to $7,226,000 in 1998. The decrease was a result of the closure or sale of five clinics in fiscal 1998 and reductions in revenues from chiropractic clinics due to new regulations in the State of Texas that govern marketing of medical services. Approximately $1,000,000 of the decrease was attributable to reduced volume of patient insurance settlements as a result of the changes in Texas marketing laws.

       Compensation and Benefits. For the fiscal year ended September 30, 1998, compensation and benefits decreased from $9,161,000 in 1997 to $6,009,000 in 1998. The decrease, which exceeded the comparable percentage decrease in revenues, was due primarily to personnel reductions related to closure of unprofitable clinics in the second half of fiscal 1997 and additional closures in fiscal 1998.

       General and Administrative. For the fiscal year ended September 30, 1998, general and administrative expense decreased from $3,392,000 for fiscal year 1997 to $2,716,000 in 1998. Approximately $300,000 of the decrease was attributable to reduced legal and professional expenses due to fewer pending suits and more legal projects assigned to in-house counsel, and another $300,000 is related to reductions in advertising and promotion of the chiropractic clinics due to new regulations by the State of Texas that govern marketing of medical services.

       Rent. For the fiscal year ended September 30, 1998, rent decreased $204,000 from $1,084,000 in 1997 to $880,000 in 1998. The decrease was primarily due to clinic closures in the second half of fiscal 1997.

       Other Operating Expense. For the fiscal year ended September 30, 1998, other operating expenses decreased $1,240,000 from $1,488,000 in fiscal 1997 to $248,000 in 1998. This classification includes depreciation and amortization of $247,000 in 1998 and $236,000 in 1997.
   In addition, fiscal year 1997 included $1,252,000 for loan acquisition costs and loss on settlement of debt.

       Other Income and Expense. In fiscal year 1998, interest expense and other costs of borrowing were $732,000 compared to $2,668,000 in fiscal year 1997. The decrease of $1,936,000 is primarily due to the reduction of one-time financing costs from $2,138,000 in 1997 to $300,000 in 1998. New proceeds from debentures and notes payable were approximately $11,000,000 in 1997 compared to approximately $2,000,000 in 1998. Other expense of $419,000 in fiscal 1998 is primarily attributable to establishment of a 100% reserve for a note receivable in the amount of $225,000 related to the Company's investment in an eye clinic.


  Liquidity and Capital Resources

       For the fiscal year ended September 30, 1999, net cash used in operating activities was $660,000 as compared to $1,343,000 for the twelve months ended September 30, 1998. The decrease of $683,000 is primarily attributable to the sale of the Norcross clinic, which had an operating loss of $300,000 in 1999 compared to a $600,000 operating loss in 1998. The net cash used in operating activities for 1999 was funded by bridge loans and proceeds from the Norcross sale.

       Net cash provided by investing activities for the year ended September 30, 1999, of $379,000 is primarily attributable to the $285,000 proceeds from the sale of the Norcross clinic.

       Net cash provided by financing activities for the year ended September 30, 1999 was $141,000 resulting primarily from $287,500 in proceeds from notes payable.

       After the sale of the Norcross clinic in February 1999 and some improvement in the profits from the chiropractic clinics, the Company continued to incur cash operating losses of approximately $40,000 per month. From January to September 1999, certain officers and directors, and a beneficial owner of more than 5% of the common stock advanced $287,5000 in bridge loans in anticipation of the Company obtaining new funding to complete an acquisition of profitable chiropractic clinics in Texas. However, the Company was unable to restructure terms of the September 1997 and August 1998 debenture agreements, which would have allowed for new funding under terms satisfactory to the Company and the prospective seller. Also, in early October 1999, the Company received an adverse ruling on the Futch lawsuit. See Item 3 "Legal Proceedings". As a result of these two events, the Board of Directors elected to file individual voluntary bankruptcy petitions under Chapter 11 of the United States Bankruptcy Code for American HealthChoice, Inc., the parent company, and its subsidiary, AHC Physicians Corporation Inc., the owner of the Georgia medical clinics.

       The Company intends to file a Plan of Reorganization before February 15, 2000, which will include a favorable restructuring of the debenture agreements and the acquisition of profitable chiropractic clinics. If the proposed plan is confirmed by the Bankruptcy Court, after approval by the creditors and other parties in interest, the Company hopes to achieve profitable operations and generate sufficient cash flow to meet all obligations and fund future growth.


  Year 2000 Issue

  All of the Company's critical operating and accounting systems were Year 2000 compliant by December 31, 1999. The Company incurred approximately $20,000 for new equipment to meet all Year 2000 requirements.


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

  ITEM 7. FINANCIAL STATEMENTS

                        AMERICAN HEALTHCHOICE, INC.
                             AND SUBSIDIARIES


                                   INDEX


                                                                  Page
                                                                  ----
  FINANCIAL STATEMENTS:


  Independent Auditor Report                                        15

  Consolidated Balance Sheet - September 30, 1999                   16

  Consolidated Statements of Operations - Years Ended               17
       September 30, 1998 and 1999

  Consolidated Statement of Stockholders' Equity - Years            18
       Ended September 30, 1998 and 1999

  Consolidated Statements of Cash Flows - Years Ended               19
       September 30, 1998 and 1999

  Notes to Consolidated Financial Statements                        20

                      REPORT OF INDEPENDENT AUDITORS


  To the Board of Directors
  American HealthChoice, Inc. and subsidiaries


  We have audited the accompanying consolidated balance sheet of American HealthChoice, Inc. and subsidiaries as of September 30, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended September 30,1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American HealthChoice, Inc. and subsidiaries as of September 30, 1999, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 1999 year in conformity with generally accepted accounting principles.

  The accompanying consolidated financial statements as of and for the year ended September 30, 1999 have been prepared assuming that American HealthChoice, Inc. will continue as a going concern. As more fully described in Note 2, the Company has incurred recurring losses. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management's resolution in regard to this matter is also described in Note 2. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

  Lane Gorman Trubitt, L.L.P.
  Dallas, Texas
  December 30, 1999
  Except for last paragraph of note 18,
  as to which date is January 12, 2000

                        AMERICAN HEALTHCHOICE, INC.
                             AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEET
                            SEPTEMBER 30, 1999

                                  ASSETS
  Current Assets:
  Cash                                                           $    28,862
  Accounts receivable, less allowance                              5,162,930
    for doubtful accounts of $ 6,917,116
  Advances and notes receivable                                      199,524
  Other current assets                                                53,512
                                                                  ----------
       Total current assets                                        5,444,828

  Property and equipment, net                                        794,467
  Goodwill, net                                                      130,434
  Other assets                                                        23,868
                                                                  ----------
       Total assets                                              $ 6,393,597
                                                                  ==========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities:
  Current portion of notes payable                               $   726,414
  Current portion of capital lease obligations                       229,914
  Accrued payroll and payroll taxes                                  332,437
  Accounts payable and accrued expenses                            1,306,653
                                                                  ----------
       Total current liabilities                                   2,595,418

  Convertible debentures                                           3,385,000
  Notes payable, less current portion                                      -
  Capital lease obligations, less current portion                     71,663
                                                                  ----------
       Total liabilities                                           6,052,081

  Commitments

  Stockholders' Equity:
  Preferred stock, $.001 par value; 5,000,000
   shares authorized; none issued                                          -
  Common stock, $.001 par value; 115,000,000 shares authorized;
    28,144,259 shares issued and outstanding                          28,144
  Options to acquire common stock                                    200,104
  Additional paid-in capital                                      13,363,290
  Accumulated deficit                                            (13,250,022)
                                                                  ----------
       Total stockholders' equity                                    341,516
                                                                  ----------
       Total liabilities and stockholders' equity                $ 6,393,597
                                                                  ==========

    See accompanying notes to these consolidated financial statements.

                        AMERICAN HEALTHCHOICE, INC.
                             AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    Years Ended September 30,
                                                      1998            1999
                                                    ---------       ---------
  Net Patient Revenues                            $ 7,226,113     $ 4,808,559

  Operating Expenses:
    Compensation and benefits                       6,009,141       3,770,514
    Allowance for doubtful accounts at
      closed clinics                                        -       1,848,000
    Depreciation and amortization                     247,392         170,348
    General and administrative                      2,715,744       1,517,158
    Rent expense                                      880,301         429,601
                                                    ---------       ---------
       Total operating expenses                     9,852,578       7,735,621

  Other Income (Expense):
    Gain on sale of clinic                                  -         272,350
    Interest expense and other costs of borrowing    (731,796)       (611,166)
    Other expense                                    (477,757)        (24,440)
    Other income                                       58,500         446,430
                                                    ---------       ---------
       Total other income (expenses)               (1,151,053)         83,174
                                                    ---------       ---------
  Net Loss                                        $(3,777,518)    $(2,843,888)
                                                    =========       =========

  Basic and Diluted Net Loss Per Share            $   (0.33)      $     (0.12)

  Weighted Average Common Shares Outstanding       11,554,428      22,924,169


    See accompanying notes to these consolidated financial statements.

                                AMERICAN HEALTHCHOICE, INC.
                                     AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND 1999


                                                                   Option to    Additional
                                                Common Stock        Acquire      Paid-in      Accumulated
                                               Shares    Amount     Common       Capital        Deficit        Total
                                                                     Stock
                                             ----------   ------    --------    ----------   -----------     ----------
 Balances at September 30,1997                9,870,614  $ 9,871   $ 685,664   $12,003,258  $ (6,628,616)   $ 6,070,177
 Common stock issued in connection
   with debenture conversion                  3,218,296    3,218           -     1,286,717             -      1,289,935
 Common stock issued in
   connection with bridge loan                1,500,000    1,500           -       186,000             -        187,500
 Common stock issued in connection
   with employment incentives                    89,487       90           -        24,044             -         24,134
 Return to company                             (158,765)    (159)          -      (624,979)            -       (625,138)
 Net loss                                             -        -           -             -    (3,777,518)    (3,777,518)
                                             ----------   ------    --------    ----------   -----------     ----------
 Balances at September 30,1998               14,519,632   14,520     685,664    12,875,040   (10,406,134)     3,169,090

 Common stock issued in connection
   with debenture conversion                  1,826,825    1,826           -        79,974             -         81,800
 Common stock issued in connection
   with directors notes payable conversion    8,525,864    8,526           -       179,044             -        187,570
 Common stock issued in
   connection with bridge loans               2,941,938    2,942           -       209,558             -        212,500
 Common stock issued in connection
   with consulting agreement                    250,000      250           -        12,250             -         12,500
 Common stock issued in connection
   with employment incentives                    80,000       80           -         7,424             -          7,504
 Gain recognized on expiration of
   warrants and options                               -        -    (485,560)            -             -       (485,560)
 Net loss                                             -        -           -             -    (2,843,888)    (2,843,888)
                                             ----------   ------    --------    ----------   -----------     ----------
 Balances at September 30,1999               28,144,259  $28,144   $ 200,104   $13,363,290  $(13,250,022)   $   341,516
                                             ==========   ======    ========    ==========   ===========     ==========

    See accompanying notes to these consolidated financial statements.

                          AMERICAN HEALTHCHOICE, INC.
                             AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     Years Ended September 30
                                                       1998            1999
                                                     ---------       ---------
  Cash Flows From Operating Activities:
  Net loss                                         $(3,777,518)    $(2,843,888)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
    Allowance for doubtful accounts                  3,204,031       3,781,900
    Gain on sale of Norcross clinic assets                   -        (272,350)
    Depreciation and amortization                      247,392         170,348
    Notes payable financing costs                            -         110,483
    Loss on disposal of equipment                            -          44,413
    Stock transactions:
      Stock issued in connection with financing
        transactions                                   232,435         212,500
      Employee compensation-stock                       24,134           7,504
      Consulting fees-stock                                  -          12,500
    Gain on expiration of options and warrants               -        (485,560)
    Write-off of notes receivable                      292,770               -
    Fees deducted from debenture proceeds              607,491               -
  Change in operating assets and liabilities, net:
    Accounts receivable-trade                       (2,290,075)     (1,816,709)
    Other current assets                                51,601         (26,262)
    Accounts payable and accrued expenses               95,752         443,347
    Income taxes payable                               (31,625)              -
                                                     ---------       ---------
         Net cash used in operating activities      (1,343,612)       (661,774)

   Cash Flows From Investing Activities:
    Advances and notes receivable, net                (246,551)         98,696
    Property and equipment, net                        153,261          (4,406)
    Other assets                                        (8,408)              -
    Proceeds from sale of Norcross clinic assets             -         285,000
                                                     ---------       ---------
         Net cash provided by (used in) investing     (101,698)        379,290
           activities

  Cash Flows From Financing Activities:
    Proceeds from notes payable                        150,000         287,500
    Proceeds from debentures                         1,193,103               -
    Payments on notes payable and capital leases      (850,899)       (146,049)
                                                     ---------       ---------
         Net cash provided by financing activities     492,204         141,451
                                                     ---------       ---------

  Net Decrease In Cash                                (953,106)       (141,033)
  Cash At Beginning Of Year                          1,123,001         169,895
                                                     ---------       ---------
  Cash At End Of Year                              $   169,895     $    28,862
                                                     =========       =========

  Supplemental Disclosure Of Cash Flow Information:
    Interest paid                                  $   278,684     $    32,000

  Supplemental Disclosure Of Non-cash Transactions:
    Offset accounts payable against accounts
      receivable                                             -         236,600
    Conversion of notes payable to directors
      into stock                                             -         187,570
    Offset notes payable against goodwill and
      accounts receivable                                    -         252,959
    Payoff of old debenture with proceeds from
      new debenture                                  1,584,406               -
    Conversion of debenture into stock               1,245,000          55,594
    Reinstate notes payable to directors in
      connection with return of stock to company       625,138               -
   Debenture Payment offset against proceeds
      from Norcoss sale                                      -         665,000

    See accompanying notes to these consolidated financial statements.


                        AMERICAN HEALTHCHOICE, INC.
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  1. Organization and Summary of Significant Accounting Policies

  Organization - American HealthChoice, Inc. and subsidiaries (the Company) consists of a parent company and eleven clinics providing medical, physical therapy, and chiropractic services in San Antonio, McAllen, and Houston, Texas, New Orleans, Louisiana and in the metro area of Atlanta, Georgia. Substantially all of the Company's revenues are derived from chiropractic, physical therapy and medical services provided to individuals living in the vicinity of the clinics.

  Consolidation Policy - The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material inter-company accounts and transactions have been eliminated in consolidation.

  Net Patient Revenues - Revenue is recognized upon performance of services. Substantially all of the Company's revenues are derived from personal injury claims and claims filed on major medical policies, worker's compensation policies, Medicare or Medicaid. Allowances for discounts on services provided are recognized in the periods the related revenue is earned. Allowances are maintained at levels considered appropriate by management based upon historical charge-off experience and other factors deemed pertinent by management. Fiscal 1999 and 1998 net patient revenues; as a percentage of total revenues, for medical and chiropractic, including physical therapy services amounted to 55% and 45%, 45% and 55%, respectively.

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

  Advertising Costs - The Company's policy is to expense all advertising costs in the period in which advertising first takes place. Advertising expense was approximately $117,000 and $323,000 for the years ended September 30, 1999 and 1998 respectively.

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

  Goodwill - Goodwill arose from the Company's acquisitions of various clinics and is being amortized using the straight-line method over 20 years. During 1999 goodwill of approxiamately $275,000 was written down as a part of disposing or closing clinics.

  Recent Accounting Pronouncements _ There were no authoritative pronouncements adopted in the years ended September30, 1999 and 1998 that had a material effect on the Company's consolidated financial statements.

  The Financial Accounting Standards Board has released FAS 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage loans Held for Sale by a Mortgage Banking Enterprise," FAS 135, "Recission of FASB Statement No. 75 and Technical Corrections," FAS 136, "Transfers of Assets to a Not-for-Profit or Charitable trust That Raises or Holds Contributions for Others," and FAS 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective date of FASB Statement No. 133." The Company believes that the impact of these new standards will not have a material effect on the Company's consolidated financial position, results of operations or disclosures.

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

  The potentially dilutive securities held at September 30, 1999 and 1998 were convertible debentures and stock options, discussed in footnotes 9 and 13, respectively. For both years presented, the effect of the assumed conversion of these securities was anti-dilutive.

  2. Recurring Losses

  For the twelve months ended September 30, 1999, the Company incurred a net loss of $2,843,888 compared to a net loss of $3,777,518 for the twelve months ended September 30, 1998. Although the fiscal 1999 loss represents a significant improvement over fiscal 1998, the Company has been unable to generate sufficient cash flow from operations to fund its operating requirements.

  The Company's largest medical clinic, located in Norcross, Georgia, which had incurred losses of approximately $560,000 in fiscal 1998, was sold in February 1999. See Footnote 4 "Divestitures." After the sale of the Norcross clinic and some improvement in the profits from the chiropractic clinics, the Company continued to incur cash operating losses of approximately $40,000 per month. From January to September 1999, certain officers and directors, and a beneficial owner of more than 5% of the common stock advanced $287,500 in bridge loans in anticipation of the Company obtaining new funding to complete an acquisition of profitable chiropractic clinics in Texas. See Footnote 7 (Related Parties). However, the Company was unable to restructure terms of the September 1997 and August 1998 debenture agreements, which would have allowed for new funding under terms satisfactory to the Company and the prospective seller. Also, in early October 1999, the Company received an adverse ruling on the Futch lawsuit. See Footnote 17 "Legal Proceedings". As a result of these two events, the Company elected to file voluntary bankruptcy petitions under Chapter 11 of the United States Bankruptcy Code for American HealthChoice, Inc., the parent company, and AHC Physicians Corporation Inc., the owner of the Georgia medical clinics.

  The Company intends to file a Plan of Reorganization before February 15, 2000, which will include a favorable restructuring of the debenture agreements and the acquisition of profitable chiropractic clinics. If the proposed plan is confirmed by the Bankruptcy Court, after approval by the creditors and other parties of interest, the Company hopes to become profitable and generate sufficient cash flow to meet all obligations and fund future growth.


  3. Property and Equipment

  Property and equipment consists of the following:

                                                   Useful      September
                                                    Life         1999
                                                 ----------    ----------
       Land                                          -        $   120,000
       Building and leasehold improvements       2-39 years       232,697
       Furniture and equipment, including
         equipment under capital leases          5-15 years     1,291,601
       Less accumulated depreciation and
         amortization                                            (849,831)
                                                               ----------
                                                              $   794,467
                                                               ==========
  The following is a summary of equipment
    under capital leases:
       Equipment                                              $   627,910
       Less accumulated amortization                            (303,493)
                                                               ----------
                                                              $   324,417
                                                               ==========

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

  On February 12, 1999, the Company executed an asset purchase agreement to sell substantially all the assets of the Norcross, Georgia clinic for $1,075,000; payable $950,000 in cash and a note for $125,000 due January 31, 2000. The Company used $665,000 of the cash proceeds to redeem 8% Cumulative Convertible Debentures issued September 1997 in a Regulation S offering. The book value of the assets sold was $802,650 as of December 31, 1998 comprised of $227,750 in accounts receivable less than six months old, $355,400 in inventory and equipment, and $219,500 of un-amortized goodwill attributable to the purchase of the clinic in 1996. The Company retained $227,750 in accounts receivable less than six months old and all accounts receivable older than six months.

  5. Advances and Notes Receivable

  In September 1998, as the result of a bankruptcy filing, the Company elected to provide a 100% reserve against a note receivable of $225,000 related to the Company's investment in an eye care clinic. The charge is included in other expenses for 1998.

  The $250,000 note received as consideration for the assets of the ACME Brownsville Chiropractic Clinic in June 1998 bears interest at 8% and is payable in 60 monthly installments of $5,069 and is secured by the assets of the clinic. The principal due at September 30, 1999 was $46,512. As a result of common stock issued in connection with bridge loans in fiscal 1999, the holder of this note became beneficial owner of more than 5% of the common stock as of September 30, 1999. See Footnote 7 "Related Party Transactions."

  In connection with the sale of the Norcross clinic in February 1999, the Company received a note in the amount of $125,000 due January 31, 2000.

  6. Notes Payable

                        Description                      9/30/98      9/30/99
                                                         --------     --------
   1.  Demand notes payable to two directors in
       connection with the return of 158,765 shares
       of common stock.  Interest rate is 8%.           $ 375,138    $ 187,568

   2.  Notes payable to physicians in connection
       with the Metropolitan clinic acquisition.
       Interest rates range from 8% to 10%.
       Monthly payments, including interest, range
       from $2,133 to $9,161 over periods ranging
       from five to seven years.  Collateral is
       accounts receivable and equipment.                 353,878      313,699

   3.  Unsecured notes payable to former owner of
       Norcross, Georgia Clinic.  Interest rate is 8%.     93,290            -


   4.  Notes payable to former owner of one of the
       Metropolitan clinics.                              109,669            -

   5.  Bridge loans                                             -      212,500

       Other notes payable                                 10,175       12,647
                                                         --------     --------
                                                          942,150      726,414
       Current maturities                                (701,341)    (726,414)
                                                         --------     --------
       Long-term notes payable                          $ 240,809    $       -
                                                         ========     ========




     1. On December 17, 1998, the president and CEO, and a principal shareholder and board member, agreed to exchange $132,012 and $55,558, respectively, of notes payable for 6,000,523 and 2,525,341 shares of common stock, respectively. The market price at the date of election was $0.022 per share.

     2. The note payable to the physician, who was the former owner of the McDonough Clinic with a principal balance of $26,180 at September 30, 1998, was paid off in June 1999. The note payable to the physician, who was the former owner of the Conyers Clinic with a principal balance of $327,698 at September 30, 1998 and $313,699 at September 30, 1999. The doctor filed a lawsuit for nonpayment March 1999. On December 3, 1999, the Bankruptcy Court approved a settlement whereby the clinic assets were conveyed to the physician in full settlement of claims against the Company. See Footnote 7 "Related Party Transactions." The principal balance of the note exceeded the book value of the clinic assets by approximately $50,000.

     3. The Company has been engaged in litigation with the former owner of the Norcross clinic, Malcom Dulock, since July 1997. In May 1999, Dulock filed a Chapter 7 Bankruptcy. Since, the bankruptcy estate has not asserted a claim, the Company has elected to offset principal amount of note payable against the remaining accounts receivable of the Norcross clinic, which was sold in February 1999.

     4. In connection with the acquisition of Metropolitan clinic in McDonough, Georgia in January 1996, the Company assumed a note held by a doctor who was a previous owner of the clinic. The doctor has not pursued payment on the note at any time over the last two years. The Company has elected to writeoff the note as a offset to goodwill attributable to the purchase in the amount of $57,500 and the remainder of $52,200 as an offset to accounts receivable.

     5. From January to September 1999, certain officers and directors, and a beneficial owner of more than 5% of the common stock advanced $287,5000 in bridge loans in anticipation of the Company obtaining new funding to complete an acquisition of profitable chiropractic clinics in Texas. The Company's President and CEO made loans in the principal amount of $80,000. A beneficial owner of more than 5% of the common stock advanced $175,000 of the total amount. See Footnote 7 "Related Party Transactions." Three additional loans in the total amount of $25,000 were made by two directors of the Company. The remaining loan in the amount of $7,500 was made by an unrelated party. Consideration for these loans in the amount of $32,500 was an equivalent value in common stock computed using the share price on the date of the loan. In this regard, the Company issued 693,453 restricted common shares at share prices ranging from $0.035 to $0.08.


  7. Related Party Transactions

  The President and Chief Executive Officer of the Company, provided bridge loans between June and August 1999 in the aggregate amount of $80,000. As additional consideration for making the loans in the amount of $55,000, an equivalent value in common stock was issued, computed using the share price on the date of the loan. In this regard, the Company issued 598,485 restricted common shares at share prices ranging from $0.06 to $0.11. Bridge loans in the amount of $80,000 remained outstanding at September 30, 1999.

  Mainstream Enterprises LLC ("Mainstream"), a beneficial owner of more than 5% of the outstanding stock at September 30, 1999, also provided bridge loans to the Company between January and July 1999 in the aggregate amount of $175,000. Mainstream first loaned the Company $25,000 on January 1, 1999. Consideration for this loan was the forgiveness of a $5,069 monthly installment payment on a note receivable from Mainstream related to the sale of a clinic owned by the Company in Brownsville, Texas in June 1998. This loan was settled as of March 31, 1999 by an offset for equivalent amount due the Company for corporate office expenses. Mainstream loaned the Company an additional $25,000 on April 8, 1999. Consideration for this loan was the forgiveness of a $5,069 monthly installment payment on the note receivable for each month the loan remained outstanding. This loan was settled on September 30, 1999 by an offset to the note receivable in the amount of $25,000 related to the sale of a clinic to Mainstream (see below) and six monthly installment payments totaling $30,414. Between April 30, 1999 and July 8 1999, Mainstream provided six additional bridge loans in the aggregate of $125,000. As additional consideration for making these loans, an equivalent value in common stock was issued, computed using the share price on the date of the loan. In this regard, the Company issued 1,650,000 restricted common shares at share prices ranging from $0.04 to $0.10. Bridge loans in the amount of $100,000 remained outstanding at September 30, 1999.

  Between August 20 and 29, 1999, Mainstream made advance principal payments in the amount of $75,000 on the note receivable related to the sale of the Brownsville clinic. Consideration for these advance payments was the forgiveness of $75,000 in principal on the note receivable.

  On September 30, 1999, the Company sold a chiropractic clinic located in San Antonio, which had been open for approximately four months, to Mainstream for $50,000. The sales price approximated the value of accounts receivable at September 30, 1999. A bridge loan dated April 8, 1999 in the amount of $25,000 and a bridge loan dated May 25, 1999 in the amount of $25,000 were used as an offset to the sales price.

  8. Commitments

  Rent expense for the years ended September 30, 1998 and 1999 amounted to approximately $880,000 and $430,000 respectively. The Company also leases equipment under capital leases with interest rates ranging from 9.2% to 19.2%. Future minimum lease payments under operating leases with terms in excess of one year and capital leases are as follows:

            Year ended September 30,         Operating         Capital
            ------------------------          --------         --------
            2000                             $ 110,091        $ 301,957
            2001                                68,937           38,243
            2002                                     -           38,243
            2003                                     -                -
            2004                                     -                -
                                              --------         --------
            Total minimum lease payments     $ 179,028          378,443
                                              ========
            Future interest                                     (76,866)
                                                               --------
                                                                301,577
            Less current portion                               (229,914)
                                                               --------
            Non-current portion                               $  71,663
                                                               ========

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


  9. Convertible Debentures

  In September 1997, the Company sold two 8% Cumulative Convertible Debentures in the aggregate amount of $3,550,000 in a Regulation S offering. The Debentures are convertible after 82 days at a conversion price equal to eighty (80%) of the average closing bid price of the shares of common stock of the Company as quoted on the Nasdaq SmallCap Market for the five (5) trading days preceding the date of conversion. The interest on the note is payable in cash or in kind as shares. An investment banking firm received $461,500 for all fees. Financing costs including interest for the debentures was recorded in the fourth quarter of fiscal 1997. Between February 16, 1998 and August 14, 1998 $1,245,000 of Debentures and $44,935 in accrued interest were converted for 3,218,296 shares of common stock. The conversion price per share ranged from $1.25 to $0.0625 per share.

  In August 1998 the Company sold 8% Cumulative Convertible Debentures in the aggregate amount of $3,385,000 in a Regulation D offering to four limited partnerships not affiliated with the Company. The debentures are convertible at a conversion price equal to eighty (80%) of the average of the closing bid price of the shares of common stock of the Company as quoted on the Nasdaq SmallCap Market for the five (5) trading days preceding the date of conversion, provided no holder may covert an amount of Debentures which would result in the holder and its affiliates beneficially owning more than 4.9% of the outstanding shares of common stock of the Company. The Debentures are payable in full on August 24, 2001 (the "Maturity Date"), and may be partially converted from time to time into Common Stock until the Maturity Date. The Company may prepay the debentures at any time, and any debentures remaining unpaid at the Maturity Date will automatically be converted into shares of Common Stock at the conversion rate, regardless whether any holder or its affiliates would then own more than 4.9% of the outstanding shares of Common Stock. The Company has pledged all of its tangible and intangible personal property as security for repayment of the Debentures. Following is a summary of Debenture activity for the years ended September 30, 1998 and September 30, 1999:

                                       Reg. S          Reg. D         Total
                                     ----------     ----------     ----------
 Principal balance at
   September 30, 1997               $ 3,550,000    $         -    $ 3,550,000
 Conversion for common shares        (1,245,000)             -     (1,245,000)
 Proceeds from Regulation D
   offering                          (1,584,406)     3,385,000      1,800,594
                                     ----------     ----------     ----------
 Principal balance at
   September 30, 1998                   720,594      3,385,000      4,105,594
 Conversion for common shares           (55,594)             -        (55,594)
 Cash Payment                          (665,000)             -       (665,000)
                                     ----------     ----------     ----------
 Principal balance at
   September 30, 1999               $         -    $ 3,385,000    $ 3,385,000
                                     ==========     ==========     ==========


  10. Stockholders' Equity

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

  In fiscal year 1998, the Company issued 89,487 shares of common stock to employees for employment bonuses and incentive awards including 50,000 shares to the President and CEO. The price per share ranged from $0.0625 to $0.1875.

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

  In fiscal year 1999, the Company issued 1,826,825 shares of common stock for the conversion of $55,594 of debentures and $26,206 in accrued interest. The conversion price per share ranged from $0.06 to $0.022 per share.

  In fiscal year 1999, the Company issued 2,941,938 shares of common stock in connection with bridge loans in the amount of $212,500. See Footnote 6 "Notes Payable" and Footnote 7 "Related Party Transaction."

  In fiscal year 1999, the Company issued 80,000 shares of common stock to employees for employment bonuses and incentive awards including 50,000 shares to the President and CEO. The price per share was $0.0938.

  In August 1999, the Company issued 250,000 shares of common stock in connection with a consulting agreement at $.05 per share.

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

  The Company's trade receivables at September 30, 1998 and 1999 consist of the following, stated as a percentage of total accounts receivable:

                                                      1998          1999
                                                      ----          ----
         Personal injury claims                        23%           78%
         Medical claims filed with insurance
           companies                                   34            13
         Medicare/Medicaid claims                       4             -
         Workman's compensation claims                 19             8
         Other claims                                  20             1
                                                      ----          ----
                                                      100%          100%

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

  The deferred tax assets and liabilities in the consolidated balance sheet at September 30, 1999 are as follows:

      Assets:                                    Current       Non-current
                                                --------        ----------
      Vacation accrual                         $  31,235       $         -
      Goodwill                                   262,578                 -
      Contributions carry-forwards                     -             9,224
      Net operating loss carry-forwards                -         5,566,425
                                                --------        ----------
                                                 293,813         5,575,649
      Liabilities:
      Employee stock options                           -          (225,121)
      Section 481 adjustment                    (574,264)                -
                                                --------        ----------
                                                (574,264)         (225,121)
                                                --------        ----------
        Deferred tax assets (liabilities), net  (280,451)        5,350,528
        Less valuation allowance                 280,451        (5,350,528)
                                                --------        ----------
                                               $       -       $         -
                                                ========        ==========

  At September 30, 1999, the Company has net operating loss and contribution carry forwards of approximately $14,844,000 and $25,000, respectively, to offset future taxable income. These carry forwards expire through the year 2014.

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

  The following schedule summarizes the changes in the Employee Plan and the Director Plan for the two years ended September 30, 1999:

                                                         Option Price
                                                   --------------------------
                                       Number of    Per Share    Total Option
                                         Shares                      Price
                                        -------    ----------     ----------
 Outstanding at September 30, 1997      737,833   $2.00-$3.00    $ 1,634,800
      (297,500 exercisable)

 For the year ended September 30,1998:
          Granted                       200,000      $0.28            56,200
          Exercised                       -            -               -
                                        -------                    ---------
 Outstanding at September 30, 1998      937,833   $0.28-$3.00      1,691,000
      (937,833 exercisable)

 For the year ended September 30, 1999:
          Granted                       200,000      $0.09            18,800
          Granted (1)                   710,000      $0.05            35,500
          Cancelled (1)                 710,000   $0.28-$2.34      1,179,400
          Expired                         3,333      $3.00            10,000
          Exercised                       -            -                      -
                                      ---------                    ---------
 Outstanding at September 30, 1999    1,134,500   $0.05-$2.00     $  555,900
      (1,134,500 exercisable)         =========                    =========

            (1) On December 17, 1998, the Board of Directors passed a resolution to lower the exercise price on 610,000 options under the Employee Plan and 100,000 under the Director Plan to $0.05 per share. The reduction in the price per share for the Director Plan options resulted in other income of $92,542.

  The Company granted an investment group the right to acquire an option to acquire common stock at specified prices over a defined period of time. The agreement provided for each option to be issued in exchange for $100,000, which amount will be applied to the purchase of common stock, when and if the option is exercised. The following is a summary of the terms of the transaction:

     Last                         Nonrefundable               Possible
    Option                            Fee To       Total      Exercise
   Purchase                          Acquire     Exercise       Price
     Date                             Option       Price      Per Share
  ------------------                --------     --------       ------
  March 18, 1996                   $ 100,000    $ 750,000       $ 2.25
  June 18, 1996                    $ 100,000    $ 750,000       $ 4.90
  September 18, 1996               $ 100,000    $ 750,000       $ 4.90
  December 18, 1996                $ 100,000    $ 750,000       $ 4.90

  As of September 30, 1999, the investment group has exercised all options under the first option, 128,827 options under the second option, and 99,277 under the third option. The remaining options available under the second and third options expired during the year ended September 30, 1998. The 153,061 remaining options under the fourth option, expired on December 18, 1998.

  On March 19, 1997, the Company issued 1,000,000 warrants to purchase common stock at $2.375 per share. On April 22, 1997, an additional 400,000 warrants to purchase common stock at $3.00 per share. The warrants were issued in connection with the issuance of $2,600,000 of 8% convertible debentures. The warrants expired April 14, 1999. On December 17, 1998, the Board of Directors passed a resolution to cancel the 1,000,000 warrants issued on March 19, 1997, resulting in other income of $236,945. The remaining 400,000 warrants expired in April 1999, resulting in other income of $56,073.

  In compliance with SFAS No. 123, the Company recognizes and measures compensation costs related to the Employee Plan utilizing the intrinsic value based method. Accordingly, no compensation cost has been recorded. Had compensation expense been determined on the fair value of awards granted, net loss and loss per share would have been as follows:

                                1999                       1998
                                ----                       ----
                      As Reported   Pro forma     As Reported   Pro forma
                      -----------  ----------     -----------   -----------
   Net loss          $(2,843,888) $(2,862,480)   $(3,777,518)  $(3,832,495)
   Loss per share    $     (0.12)   $   (0.12)     $   (0.33)   $    (0.33)

  The fair value of all options and warrants are estimated using the Black-Scholes option-pricing model with the following assumptions: risk free interest rate 5.5% for 1999 and 5.3% for 1998; expected life 3 years; expected volatility 298% for 1999 and 260% for 1998; dividend yield 0%. The fair values generated by the Black-Scholes model may not be indicative of the future benefit, if any, which may be received by the holders. The weighted average exercise price for all options outstanding was $0.49 and $1.80 as of September 30, 1999 and 1998, respectively. Since certain options have an indeterminable expiration, the weighted average expiration date could not be determined.

  14. Stock Purchase Plans

  In August 1995, the Company adopted its 1995 Employee Stock Purchase Plan (the "Stock Purchase Plan"), effective October 1, 1995, which allows employees to acquire common stock of the Company at 85% of its fair market value from payroll deductions received from the employees. The Company has reserved a total of 250,000 shares of its common stock to be sold to eligible employees under the Stock Purchase Plan. As of September 30, 1998, no employees were participating in the Stock Purchase Plan. In July 1997, the Company adopted its 1997 Executive Stock Bonus Plan ("Executive Stock Bonus Plan") under which options to purchase shares of common stock may be issued to employees of the
  Company. The Company reserved 260,870 shares of Common Stock for issuance under the Executive Bonus Plan. As of September 30, 1999, 190,475 shares have been issued under the Executive Stock Bonus Plan.


  15.  Consultant Stock Plans

  In March 1997, the Company authorized for issuance 200,000 shares of Common Stock pursuant to a consulting agreement ("Consultant Plan 1"). In August 1997, the Company reserved 250,000 shares of Common Stock for issuance to other consultants ("Consultant Plan 2"). Consultant Plan 2 expires December 31, 1999. As of September 30, 1999, 200,000 shares have been issued under Consultant Plan 1 and 40,000 shares under Consultant Plan 2.The Company issued two consultant stock plans under an S-8 SEC registration.


  16.  Disclosures About Fair Value of Financial Instruments

  Generally, the fair value of financial instruments classified as current assets or liabilities approximate carrying value due to the short-term maturity of the instruments. The fair value of long-term debt and capital lease instruments was based on current borrowing rates available for financing with similar terms and maturities. The carrying amount and fair value amounts of long-term debt were $726,414 and $718,000 and capital lease obligations were $301,577 and $310,100 respectively, at September 30, 1999.


  17. Legal Proceedings

  On April 14, 1998, the American Arbitration Association, Atlanta Ga., issued an award to the Company concerning its Northside clinic located in Atlanta, Georgia, against the doctor who was the original seller of that clinic. The doctor alleged contract default by the Company and was claiming all rights to this clinic. The Company contended that there was a valid settlement agreement concerning the alleged breach of contract. The arbitrator found there was a valid settlement agreement and issued a ruling in accordance with the reported terms of the settlement agreement. In sum, the award makes the doctor responsible for all sums and accounts due for operating expenses after March 10, 1996. Further, the award bars the doctor from making any claims against the Company for the promissory note and guarantee given by the Company, and the doctor's employment contract. In exchange, the Company returned the clinic and accounts receivable collected by the Company.

  The Company settled its litigation with a service supplier over unpaid invoices. There are two suits filed November 1997 and September 1997, respectively. The cases were: SmithKline Beecham Clinical Labs v. American HealthChoice, Inc., filed in the County Court of Bexar County at Law No. 5, San Antonio, Texas, and State District Court, 162nd Judicial District, Dallas County, Texas. On February 3, 1999, the Company executed a settlement with the supplier on the San Antonio case. On May 12, 1999, the Company executed a settlement with the supplier on the Dallas case. The amount of the settlement for both cases was less than the liability recorded on September 30, 1998.

  The Company settled its litigation with a service supplier over unpaid invoices. The case was: McKesson General Medical v. American HealthChoice, Inc., filed in the County Court of Dallas County at Law No. 2, Dallas, Texas. On January 25, 1999, the Company executed a settlement agreement with the supplier. The amount of the settlement was less than the liability recorded on September 30, 1998.

  The Company is engaged in litigation with the doctor who managed the Norcross, Georgia clinic. The Company found it necessary to terminate the managing doctor. The managing doctor then filed a claim against the Company in July 1997 for breach of contract and sought an injunction to prevent the Company from enforcing its non-compete clause. The Court declined to enter a temporary restraining order against enforcement of the non-compete clause. The Company filed a counter claim against the doctor, primarily for losses the Company sustained while he managed the clinic. The case was: Malcolm P. Dulock
  v. AHC Physicians Corporation, Inc., filed in the Superior Court of Gwinnett County, Georgia. The doctor filed a Chapter 13 Bankruptcy Petition on January 29, 1999 in the United States Bankruptcy Court for the Northern District of Georgia. As of December 31, 1999, there has been no further communication from the plaintiff or the Bankruptcy Court. The Company has elected to offset principal amount of the note payable to Dulock against the remaining accounts receivable of the Norcross clinic, which was sold in February 1999. See Footnote 5 "Notes Payable."

  The Company is engaged in litigation with an equipment lessor. The suit was filed October 14, 1998. The plaintiff alleges that the Company is the guarantor for a company called Corrective Vision Center that went out of business. The case was: Advanta Business Services Corp., v. American HealthChoice, Inc., filed in the County Civil Court of Harris County at Law No. 4, Harris County, Texas. Advanta won a decision for the full amount of the suit at a summary judgement hearing on January 20, 1999. Any further action by the plaintiff has been stayed by the Chapter 11 Bankruptcy Petition filed by the Company on October 19, 1999.

  The Company settled its litigation with an equipment lessor. The suit was filed October 6, 1998. The plaintiff alleged default for nonpayment of a lease and claimed rights under the lease. The case was: CIT Group/Equipment Financing, Inc., v. American HealthChoice, Inc., filed in the State District Court, 68th Judicial District, Dallas County, Texas. On April 15, 1999, the Company executed a settlement with the lessor. The amount of the settlement was less than the liability recorded on September 30, 1998.

  The Company settled its litigation with an equipment lessor for a prefab trailer used as an office at a clinic in San Antonio, Texas. The suit was filed December 3, 1998. The plaintiff alleged default for nonpayment of a lease and claimed rights under the lease. The case was: Sanwa Business Credit Corp., v. American HealthChoice, Inc., filed in the State District Court, 125th Judicial District, Harris County, Texas. On February 11, 1999, the Company executed a settlement with the lessor. The amount of the settlement was less than the liability recorded on September 30, 1998.

  One former doctor and two physicians assistants who worked at the Norcross, Georgia clinic have filed a law suit naming the Company as a codefendant. The one doctor and one of the physician assistants worked at the clinic prior to the Company purchasing the clinic. The other physicians assistant left the clinic within one year of the Company's purchase. The claim alleges a right to the account receivable for patients the doctors treated at the clinic that were collected after the doctors' employment ended with the clinic. The Company denies any liability and intends to cross claim against the former managing doctor of the clinic. The case was: Susan Johnson, Gilberto Martorell, and Henry Heard v. American HealthChoice, Inc., dba Peachtree Corners
  Medical Center, and Malcolm Dulock, filed in the Superior Court of Gwinnett County, Georgia. Any further action in the case has been stayed by the Chapter 11 Bankruptcy Petition filed by the Company on October 19, 1999.

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

  A person claiming to have performed certain services in formation of the Company has sued claiming he is due a larger percentage of the Company stock than what he received. The Company was served notice on March 29, 1998 and has retained a law firm to seek a dismissal or in the alternative a change of venue. The case is Stewart v. American HealthChoice, Inc. filed in the United States District Court, Middle District of Florida, Tampa Division. Any further action in the case has been stayed by the Chapter 11 Bankruptcy Petition filed by the Company on October 19, 1999.

  The Company settled its litigation with the group from which the Company purchased four Atlanta, Georgia area clinics. The claim alleged failure to pay on the promissory note for the purchase of the clinics and to enforce stock pledge obligations. The suit was filed April 14, 1998. The case was Metropolitan Health Care v. American HealthChoice, Inc. filed in the United States Bankruptcy Court, Northern District of Georgia, Atlanta Division. The claim was dismissed on April 20, 1999 with the consent of all parties.

  The Company is engaged in litigation filed on February 23, 1998 with a former landlord at a location where the Company closed a clinic for breach of lease. The Company answered and counter claimed against landlord for landlord's failure to perform under the agreement. The case is: Assist, Inc., v. American HealthChoice, Inc., filed in State District Court, 285th Judicial District, Bexar County, Texas. Any further action in the case has been stayed by the Chapter 11 Bankruptcy Petition filed by the Company on October 19, 1999.

  The Company was engaged in litigation filed on May 14, 1998 with a former landlord at a location where the Company closed a clinic for breach of lease. The Company answered and counter claimed against landlord for landlord's failure to perform under the agreement. The case was: Dale Baldauf and Marylyn D. Frank v. American HealthChoice, Inc., and Trevino, Roman & Assoc., filed in State District Court, 138th Judicial District, Cameron County, Texas. The litigation was settled in August 1999.

  The Company was engaged in litigation with the former owner of the Conyers, Georgia medical clinic for defaulting on a security agreement and note payable in connection with the purchase of the clinic in January 1996. The case was: William A. Futch v. American HealthChoice, Inc. and AHC Physicians Corporation, Inc. filed January 20, 1999 in the Superior Court of Rockdale County, State of Georgia. After unsuccessful negotiations to settle the suit, Futch obtained a writ of possession and seized the assets of the clinic on October 2, 1999. After AHC Physicians Corporation, Inc. and American HealthChoice, Inc. filed a Chapter 11 Bankruptcy Petition on October 19, 1999, the case was removed to the United States Bankruptcy Court, Northern District of Texas, Dallas Division. The litigation was settled on December 3, 1999 by a Court Order returning the clinic assets to Futch for a full release of all claims and monies against American HealthChoice, Inc. and AHC Physicians Corporation, Inc.

  On October 19, 1999, American HealthChoice, Inc., the parent company, and AHC Physicians Corporation, Inc., a subsidiary that owns the Georgia clinics, filed Chapter 11 Bankruptcy Petitions with the United States Bankruptcy Court, Northern District of Texas, Dallas Division (Case No. 99-37314).

  The  Company  has  been  named  in  other  litigation.   In managements
  judgement the matters do not involve material amounts of exposure for the Company.

  18. Subsequent Events

  On October 19, 1999, American HealthChoice, Inc., the parent company, and AHC Physicians Corporation, Inc., a subsidiary and owner of the Georgia clinics, filed Chapter 11 Bankruptcy Petitions with the United States Bankruptcy Court, Northern District of Texas, Dallas Division (Case No. 99-37314). The Company elected to file the petitions for two primary reasons. First, it was unable to restructure terms of the September 1997 and August 1998 Debenture Agreements, which would have allowed for new funding to acquire profitable clinics. Second, in early October 1999, the Company received an adverse ruling on the Futch lawsuit. See Footnote 17 "Legal Proceedings." On December 6, 1999, the Bankruptcy Court granted the Company authority to continue operating under a cash collateral budget through February 29, 2000. The Company forecasts positive cash flow for the budget period including sufficient cash to pay professional fees approved by the Bankruptcy Court. The Company intends to file a Plan of Reorganization and Disclosure Statement by February 15, 2000.

  In compliance with the Bankruptcy Court  Order regarding the return  of the Conyers clinic, the Company will record an asset writeoff of accounts receivable and equipment of approximately $130,000, and un-amortized goodwill of approximately $130,000. However, the Company will recognize a gain on disposition of approximately $30,000 after debt extinguishment of $290,000. Also on January 3, 2000, the Company executed a letter of intent to sell the McDonough clinic, excluding accounts receivable, for $67,500 on January 31, 2000. The sales price approximates the book value of the clinic equipment.



  ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None to report

                                PART III



  ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS


  The following table sets forth information regarding the executive officers and directors of the Company.


         Name                 Age     Position                 Since
  ----------------------      ---  -------------------       -----------

  Joseph W. Stucki, D.C.       41  President, Chief          March 1995
                                   Executive Officer
                                   and Chairman of the
                                   Board of Directors

  Jay R. Stucki                39  Chief Financial           December
                                   Officer, Vice             1996
                                   President, Secretary      (Resigned
                                   and General Counsel       January 1999)

  John C. Stuecheli            52  Chief Financial           January
                                   Officer, Vice             1999
                                   President
                                   and Secretary

  Jeffrey Jones, D.C.          38  Director                  March 1995

  Michael R. Smith, M.D.       41  Director                  December 1996

  John V. Mansfield            52  Director                  June 1998

  James Roberts                40  Director                  June 1998


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

       John C. Stuecheli Mr. Stuecheli became Chief Financial Officer, Vice President of Finance and Secretary of the Company in January 1999. Mr. Stuecheli was first employed by the Company in November 1998 as Controller. From November 1996 to October 1998, Mr. Stuecheli was Vice President of Finance and Chief Financial Officer for Irata, Inc., a manufacturer and operator of photo booths and other vending equipment. From September 1993 to October 1996, he was an independent consultant specializing in financial restructuring.

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

       Based solely on a review of Forms 3, 4 and 5 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e) promulgated under the Securities Exchange Act of 1934, or upon written representations received by the Company, the Company is not aware of any failure by an officer, director or beneficial owner of more than 10% of the Company's common stock to file timely with the Securities and Exchange Commission any Forms 3, 4 or 5 relating to the fiscal year ended September 30, 1999.

  ITEM 10. EXECUTIVE COMPENSATION

                          Executive Compensation

       The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by, or paid to the Company's Chief Executive Officer and the other named executive officer for the last three fiscal years. No other executive officer of the Company who was serving at the end of fiscal 1999 earned more than $100,000 of annual base compensation for services in all capacities to the Company and its subsidiaries.

                    Summary Compensation Table
                                                 Long-Term Compensation
                                                 -----------------------
                         Fiscal                              Under-lying
                          Year       Annual      Restricted  Securities    All other
  Name and Principal     Ending   Compensation     Stock       Options     Compensation
  Position              September    Salary      Awards ($)    (#)           ($)
                           30          ($)
  --------------------    ----     ----------   -----------   ----------    ------
  Dr. Joseph W. Stucki    1999     262,950        4,690 (1)   200,000(5)    55,000 (6)

  Chairman of the         1998     262,950       14,050 (1)
  Board, President and
  Chief Executive         1997     235,815      117,000 (1)
  Officer


  Jay R. Stucki           1999     100,000 (2)    2,814 (3)   600,000(5)

  Vice President,         1998     169,717 (2)    8,430 (3)   200,000
  Chief Financial
  Officer,
  Secretary and           1997      83,109 (2)   70,200 (3)   200,000
  General Counsel


  John C. Stuecheli       1999      62,500

  Vice President,         1998         -   (4)
  Chief Financial
  Officer
  and Secretary           1997         -   (4)

  ___________________________
  (1) Dr. Stucki is entitled to a stock bonus of 50,000 shares on June 1 of each year of his employment agreement. The closing bid prices per share on June 1, 1997, 1998 and 1999 were $2.34, $0.281 and
       $0.0938, respectively. The employment agreement also gives him the right to receive an option for 500,000 shares, at an exercise price of $0.05 per share, upon the Company achieving three consecutive quarters of profit or upon termination of employment for any reason in connection with a change of control. See "Employment Agreements", below.

  (2) Includes $47,817 and $3,487 in 1998 and 1997, respectively, for payment of student loans pursuant to his employment agreement. Mr. Stucki resigned his position as Vice President, Chief Financial Officer and Secretary on December 31, 1998 and as General Counsel on July 31, 1999. See "Employment Agreements", below.

  (3) Mr. Stucki was entitled to a stock bonus of 30,000 shares on June 1 of each year of his employment agreement. The closing bid prices per share on June 1, 1997, 1998 and 1999 were $2.34, $0.281 and $0.0938, respectively. The employment agreement also gave him the right to receive an option for 200,000 shares on each June 1.

  (4) Mr. Stuecheli assumed his position as Vice President, Chief Financial Officer and Secretary of the Company on January 1, 1999. The Company did not employ Mr. Stuecheli in fiscal 1997 or 1998. See "Employment Agreements", below.

  (5) On December 17, 1998, the Board of Directors passed a resolution to lower the exercise price to $0.05 per share on 610,000 options outstanding under the 1995 Employee Stock Plan (the "Employee Plan") and 100,000 options outstanding under the 1995 Non-Employee Stock Option Plan (the "Director Plan"). The exercise price on 150,000 options held by Dr. Stucki under the Employee Plan was lowered from $2.00 per share and 50,000 options under the Director Plan was lowered from $2.34. For disclosure purposes, the aforementioned 200,000 repriced options are reported as grants to Dr. Stucki in fiscal year 1999. The exercise price on 200,000 options held by Mr. Stucki was reduced from $2.34 and 200,000 options reduced from $0.281. For disclosure purposes, the aforementioned 400,000 repriced options are reported as grants to Mr. Stucki in fiscal year 1999 in addition to the 200,000 new options granted on June 1, 1999 under his employment agreement.

  (6) Value of common stock issued as additional consideration for bridge loans.

                   Stock Option and Stock Purchase Plans

       The following tables set forth the number of options granted to the Company's Chief Executive Officer and the other named executive officer during fiscal 1999 and the value of the unexercised options held by them at September 30, 1999.

                   Option/SAR Grants in Last Fiscal Year

                             Number of       % of
                            Securities       Total
                              Under-       Options/
                              lying          SARs
                             Options/      Granted     Exercise
                               SARs           to       or Base
                             Granted       Employees    Price     Expiration
        Name                   (#)      In Fiscal Year  ($/Sh)       Date
  --------------------      -----------  ------------   -----     -----------
  Dr. Joseph W. Stucki      150,000 (1)       16%       $0.05       9/1/01

  Dr. Joseph W. Stucki       50,000 (1)        5%       $0.05     Indefinite

  Jay R. Stucki             200,000 (1)       22%       $0.05       6/1/02

  Jay R. Stucki             200,000 (1)       22%       $0.05       6/1/03

  Jay R. Stucki             200,000           22%       $0.09       6/1/04
  ____________________

  (1)  On December 17, 1998, the Board  of Directors passed a  resolution to lower the exercise price to $0.05 per share on 610,000  options outstanding under  the 1995  Employee  Stock Plan  (the  "Employee
       Plan") and 100,000 options outstanding under the 1995 Non-Employee
       Stock Option Plan (the  "Director Plan").   The exercise price  on
       150,000 options held  by Dr. Stucki  under the  Employee Plan  was lowered from $2.00 per share and 50,000 options under the Director
       Plan was  lowered  from  $2.34.    For  disclosure  purposes,  the
       aforementioned 200,000 repriced options are reported as grants  in fiscal year 1999 for  Dr. Stucki.  The  exercise price on  200,000 options held  by Mr.  Stucki was  reduced from  $2.34 and  200,000
       options  reduced  from  $0.281.    For  disclosure  purposes,  the
       aforementioned 400,000 repriced options are reported as grants  in fiscal year 1999 for Mr. Stucki in addition to the 200,000 options granted on June 1, 1999 under his employment agreement.

            Aggregate Option/SAR Exercises in Last Fiscal Year
                And Fiscal 1998 Year-End Option/SAR Values

                                                  Number of
                                                  Securities       Value of
                                                  Underlying       Unexercised
                                                  Unexercised      In-the Money
                                                  Options/SARs     Options/SARs
                                                  At FY-End (#)    At FY-End (#)

                          Shares       Value      Exercisable/     Exercisable/
  Name                  Acquired on   Realized    Unexercisable    Unexercisable
                        Exercise (#)    ($)
  --------------------  ------------  --------    --------------   -------------
  Dr. Joseph W. Stucki        None        None    200,000/   -          - (1)

  Jay R. Stucki               None        None    600,000/   -          - (1)
  ____________________
  (1)  All options are vested.  Value  is based on the closing price  per share on December 31, 1999 as quoted on the OTC Bulletin Board  of
       $0.02.   None of  the options  were in-the-money  on December  31,
       1999.


                          Employee Benefit Plans

       In August 1995, the Company adopted its 1995 Employee Stock Option
  Plan (the "Employee Plan")  under which options  to purchase shares  of
  Common Stock may be issued to employees and consultants of the Company.
  The  Company reserved  1,000,000 shares  of Common  Stock for  issuance under the Employee Plan.  Also in August 1995, the Company adopted  the
  1995 Non-Employee  Director Stock  Option  Plan (the  "Director  Plan")
  which provides for the grant of  options to directors of up to  250,000 shares that  do not  qualify as  "incentive  stock options"  under  the
  Internal Revenue Code of  1986.  In addition,  the Company adopted  its
  1995  Employee  Stock  Purchase  Plan  (the  "Stock  Purchase   Plan"),
  effective October 1,  1995, which  allows employees  to acquire  Common
  Stock of  the Company  at 85%  of its  fair market  value from  payroll
  deductions received from  the employees.   The Company  has reserved  a
  total of 250,000  shares of  its Common Stock  to be  sold to  eligible employees under the Stock Purchase Plan.  In October 1996, the Board of
  Directors amended each of the Employee Plan, the Director Plan, and the
  Stock  Purchase  Plan  to   clarify  various  matters  concerning   the
  administration of such plans.   In March  1997, the Company  authorized
  for issuance 200,000 shares  of Common Stock  pursuant to a  consulting agreement ("Consultant Plan 1").  In July 1997, the Company adopted its
  1997 Executive Stock  Bonus Plan ("Executive  Stock Bonus Plan")  under which options  to purchase  shares of  Common Stock  may be  issued  to
  employees of  the Company.   The  Company reserved  260,8700 shares  of
  Common Stock for issuance  under the Executive Bonus  Plan.  In  August
  1997, the Company reserved 250,000 shares of Common Stock for  issuance
  to other  consultants  ("Consultant  Plan 2").    The  following  table
  presents the number of shares issued  or options granted under each  of the Plans as of September 30, 1999:

          Plan                 Options          Option Shares
                            Granted/Shares        Exercised
                               Issued
  -------------                -------            ---------
  Employee Plan                884,500                 0

  Director Plan                250,000                 0

  Stock Purchase Plan             0                    0

  Executive Stock              190,475                 0
  Bonus Plan

  Consultant Plan 1            200,000                 0

  Consultant Plan 2            40,000                  0

                         Compensation of Directors

       The Company pays its Directors $1,500 for each Board of Director meeting attended in person and $250 for each telephonic Board meeting.
   The Company reimburses all Directors for reasonable out-of-pocket expenses incurred in connection with attending Board of Director meetings. Pursuant to the Director Plan, any new Director elected to the Board of Directors is to receive a 10-year option to purchase 10,000 shares of Common Stock at an exercise price determined by the Board of Directors at the time of grant. If a non-employee Director is re-elected, such Director is to receive, upon such re-election, a 10-year option to purchase 5,000 shares of Common Stock at an exercise price determined by the Board of Directors at the time of grant. As of September 30, 1999, no options have been granted under the Director Plan except for a one-time grant of options to purchase 100,000 shares granted to a former Director. See "-Employment Agreements" for a discussion of the compensation paid to Dr. Jeffrey Jones as an employee of the Company. Dr. Michael R. Smith was paid a salary of $140,000 as an employee of the Company for the fiscal year ended September 30, 1999.

                           Employment Contracts

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

       Effective July 1, 1994, United Chiropractic Clinic of Uptown, Inc., a subsidiary of the Company, entered into an employment agreement with Dr. Jeffrey Jones as a clinic director providing chiropractic services at the New Orleans Uptown clinic. The agreement was for an initial term of three years, and is automatically renewed for consecutive one year terms unless the Company provides written notice of nonrenewal not less than 90 days prior to the expiration of the then current term. Dr. Jones also may terminate the agreement at any time upon 30 days' written notice, and the Company can terminate the agreement for cause, as defined in the agreement. Dr. Jones gave notice in March 1997 that he was not renewing the employment agreement, although the Company and he have continued to perform under the terms of the employment agreement, and the Company believes the agreement is in effect. In December 1998 both parties agreed to renegotiate the contract. A one year covenant not to compete commences upon the effective date of termination. Under the agreement, Dr. Jones received compensation of $500,000 in fiscal 1998 and $210,000 in fiscal 1999. He is also entitled to standard employee benefits and a term life insurance policy of $500,000.

       On November 2, 1998, the Company entered into an employment contract with John C. Stuecheli to be the Chief Financial Officer and Secretary effective January 1, 1999. The agreement is for an initial term of one year and shall be extended by twelve months if either party fails to give sixty (60) days notice of cancellation prior to the expiration date. Under terms of the agreement Mr. Stuecheli is entitled to annual compensation of $75,000. He is also entitled to standard employee benefits. In December 1999 both parties agreed to renegotiate the contract.

  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The following table sets forth information regarding the ownership of the Company's Common stock as of December 31, 1999, by (i) each known beneficial owner of more than five percent (5%) of the outstanding Common Stock, (ii) each Director, (iii) each executive officer, and (iv) the executive officers and Directors as a group. All share numbers are provided based on information supplied to management of the Company by the respective individuals and members of the group.
   Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

                                                 Number of      Percent of
                                                  Shares          Class
                                                 ---------        ------
    Mainstream Enterprises LLC                   1,650,000          5.9%
    1300 West Walnut Hill Lane, Suite 275
    Irving, Texas 75038

    Joseph W. Stucki, D.C.(1)                    9,331,328         32.7%
    1300 West Walnut Hill Lane, Suite 275
    Irving, Texas 75038

    Jeffrey Jones, D.C.(2)                       3,717,516         12.9%
    807 S. Carrollton Avenue
    New Orleans, Louisiana 70118

    John C. Stuecheli                                -               -
    1300 West Walnut Hill Lane Suite 275
    Irving, Texas 75038

    Michael R. Smith, M.D.                         371,167          1.3%
    3930 E. Southcross
    San Antonio, Texas 78222

    James Roberts                                    9,500           *
    6712 Biltmore Pl.
    Plano, Texas 75023

    John V. Mansfield                                -               -
    10956 Big Canoe
    Big Canoe, Georgia 30143

    Officers and Directors as a group           13,284,511         46.7%
     (6 persons)
  __________________________
  *    Less than one percent.
  (1)  Dr. Stucki is the Chief Executive Officer, President and  Chairman
       of the Board of  Directors of the Company.   The number of  shares
       reported includes 200,000 shares issuable upon exercise of options at $0.05 per share, which are currently exercisable.

   (2) Dr. Jones is  a Director  of the Company.   The  number of  shares
       reported includes 110,000 shares issuable upon exercise of options at $0.05 per share, which are currently exercisable.

  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Dr. J. W. Stucki, the Chief Executive Officer, President and Chairman of the Board of Directors of the Company, provided bridge loans to the Company between June and August 1999 in the aggregate amount of $80,000. As additional consideration for making loans in the amount of $55,000, an equivalent value in common stock was issued, computed using the share price on the date of the loan. In this regard, the Company issued 598,485 restricted common shares at share prices ranging from $0.06 to $0.11. Bridge loans in the amount of $80,000 remained outstanding at September 30, 1999.

       Mainstream Enterprises LLC ("Mainstream"), a beneficial owner of more than 5% of the outstanding stock at September 30, 1999, also provided bridge loans to the Company between January and July 1999 in the aggregate amount of $175,000. Mainstream first loaned the Company $25,000 on January 1, 1999. Consideration for this loan was the forgiveness of a $5,069 monthly installment payment on a note receivable from Mainstream related to the sale of a clinic owned by the Company in Brownsville, Texas in June 1998. This loan was settled as of March 31, 1999 by an offset for equivalent amount due the Company for corporate office expenses. Mainstream loaned the Company an additional $25,000 on April 8, 1999. Consideration for this loan was the forgiveness of a $5,069 monthly installment payment on the note receivable for each month the loan remained outstanding. This loan was settled on September 30, 1999 by an offset to the note receivable in the amount of $25,000 related to the sale of a clinic to Mainstream (see below) and six monthly installment payments totaling $30,414. Between April 30, 1999 and July 8 1999, Mainstream provided six additional bridge loans in the aggregate of $125,000. As additional consideration for making these loans an equivalent value in common stock was issued, computed using the share price on the date of the loan. In this regard, the Company issued 1,650,000 restricted common shares at share prices ranging from $0.04 to $0.10. Bridge loans in the amount of $100,000 remained outstanding at September 30, 1999.

       Between August 20 and 29, 1999, Mainstream made advance principal payments in the amount of $75,000 on the note receivable related to the sale of the Brownsville clinic. Consideration for these advance payments was the forgiveness of $75,000 in principal on the note receivable.

       On September 30, 1999, the Company sold a chiropractic clinic located in San Antonio, which had been open for approximately four months, to Mainstream for $50,000. The sales price approximated the value of the accounts receivable at September 30, 1999. A bridge loan dated April 8, 1999 in the amount of $25,000 and a bridge loan dated May 25, 1999 in the amount of $25,000 were used as an offset to the sales price.

  ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

       (a)  Exhibits Required by Item 601

       (1)  The following financial statements are filed herewith in Item 7

            (i)   Consolidated Balance sheet as of September 30, 1999
            (ii) Consolidated Statements of Operations for the years ended September 30, 1999 and 1998.
            (iii) Consolidated Statement of Stockholders' Equity for
                  the years ended September 30, 1999 and 1998.
            (iv)  Consolidated Statements of Cash Flows for the years
                  ended September 30, 1999 and 1998.
            (v)   Notes to Consolidated Financial Statements.

       (2)
            3.1 Certificate of Incorporation of American HealthChoice, Inc. (incorporated by reference to Exhibit 4.1 to Registration Statement on Form SB-2, Registration Number 33-09311, filed on July 31, 1996)

            3.2 Certificate of Amendment to Certificate of Incorporation of American HealthChoice, Inc. (incorporated by reference to Exhibit 3.2 to Form 10-KSB, file number 000-26740, filed for the fiscal year ended September 30,
                  1996).

            3.3 Bylaws of American HealthChoice, Inc. (incorporated by reference to Exhibit 3.3 to Form 10-KSB, file number 000- 26740, filed for the fiscal year ended September 30, 1996).

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

            10.2 Employment Agreement for Chief Financial Officer dated June 1,1997 between American HealthChoice, Inc. and Jay R. Stucki. (incorporated by reference to Exhibit 10.2 to Form 10-KSB, file number 000-26740, filed for the fiscal year ended September 30, 1997).

            10.3  1995 Non-Employee Director Stock Option Plan
                  (incorporated by reference to Exhibit 10.1 to Form 10-QSB, file number 33-30677-NY, filed for the quarter ended June 30, 1995).

            10.4 1995 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to Form 10-QSB, file number 33-30677-NY, filed for the quarter ended June 30,1995).

            10.5 1995 Employee Stock Option Plan Amendment 1996-1. (incorporated by reference to Exhibit 10.8 to Form 10-QSB, file number 000-26740, filed for the quarter ended June 30, 1995).

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

            10.8 1997 Consultant Stock Plan, (incorporated by reference to Form S-8 file number 333-26065, filed for the quarter ended March 31, 1997).

            10.9 1997 Consultant Stock Plan, (incorporated by reference to Form S-8 file number 333-35581, filed for the quarter ended September 30, 1997).

            10.10 1997 Executive Bonus Plan, (incorporated by reference to Form S-8 file number 333-36475, filed for the quarter ended September 30, 1997).

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

            10.13 Employment Agreement for Chief Executive Officer
                  dated June 1, 1997 between American HealthChoice, Inc. and Dr. Wes Stucki (incorporated by reference to Exhibit
                  10.13 to Form 10-KSB, file number 000-26740, filed for the fiscal year ended September 30, 1998).

            10.14 Asset Purchase Agreement dated February 12, 1999
                  between AHC Physicians Corporation and Georgia Clinic LLC (incorporated by reference file number 000-26740, filed for the fiscal quarter ended March 31,1999).

            10.15 Demand Note dated June 10, 1999 between American
                  HealthChoice, Inc. and Dr. J. W. Stucki*

            10.16 Demand Note dated June 25, 1999 between American
                  HealthChoice, Inc. and Dr. J. W. Stucki*

            10.17 Demand Note dated April 30, 1999 between American
                  HealthChoice, Inc. and Mainstream Enterprises, LLC*

            10.18 Demand Note dated May 25, 1999 between American
                  HealthChoice, Inc. and Mainstream Enterprises, LLC*

            10.19 Demand Note dated May 10, 1999 between American
                  HealthChoice, Inc. and Mainstream Enterprises, LLC*

            10.20 Demand Note dated June 15, 1999 between American
                  HealthChoice, Inc. and Mainstream Enterprises, LLC*

            10.21 Demand Note dated July 1, 1999 between American
                  HealthChoice, Inc. and Mainstream Enterprises, LLC*

            10.22 Demand Note dated July 10, 1999 between American
                  HealthChoice, Inc. and Mainstream Enterprises, LLC*

            10.23 Demand Note dated August 8, 1999 between American
                  HealthChoice, Inc. and Dr. J. W. Stucki*

            21   List of Subsidiaries of American HealthChoice, Inc.*

            27   Financial Data Schedule*

       * Filed herewith

  (b) The Company did not file any reports on Form 8-K during the quarter ended September 30, 1999.

                                  SIGNATURES

       In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     AMERICAN HEALTHCHOICE, INC.

  Date: January 13, 2000             By:  /s/ Dr. J.W. Stucki
                                     Dr. J.W. Stucki, Chief Executive
                                     Officer and President

       In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                     Title                           Date
  -------------------      ---------------------------------- ----------------
  /s/ Dr. J.W. Stucki      Chief Executive Officer, President
      Dr. J.W. Stucki      and Chairman of the Board
                           (Principal Executive Officer)      January 13, 2000

  /s/ John C. Stuecheli    Chief Financial Officer and
      John C. Stuecheli    Vice President-Finance
                           (Principal Financial and
                           Accounting Officer)                January 13, 2000

  /s/ John V. Mansfield    Director, Chairman of
      John V. Mansfield    Audit Committee                    January 13, 2000

  /s/ James Roberts        Director
      James Roberts                                           January 13, 2000

  /s/ Dr. Jeff Jones       Director
      Dr. Jeff Jones                                          January 13, 2000

  /s/ Dr. Michael Smith    Director
      Dr. Michael Smith                                       January 13, 2000