Form 10QSB
period 1999-12-31
AMERICAN HEALTHCHOICE INC /NY/
filed 2000-02-14
CIK 854862

U.S. Securities and Exchange Commission

                          Washington, D.C. 20549


                                FORM 10-QSB

  (Mark One)
  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended December 31, 1999

  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from           to

       Commission file number: 000-26740

                        AMERICAN HEALTHCHOICE, INC.
     (Exact name of small business issuer as specified in its charter)

                  New York                              11-2931252
       (State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)              Identification No.)

 1300 W. Walnut Hill Lane, Suite 275, Irving, TX          75038
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

       Yes [X]        No [ ]

       As of December 31, 1999, there were outstanding 28,144,259 shares of the issuer's Common Stock, par value $.001 per share.

  Transitional Small Business Disclosure Format (check one)

       Yes [ ]        No [X]

                        AMERICAN HEALTHCHOICE, INC.

                           INDEX TO FORM 10-QSB

                  For the Quarter Ended December 31, 1999


        Part I Financial Information

           Item 1.  Financial Statements

             Consolidated Balance Sheet .....................          2

             Consolidated Statement of Operations ...........          3

             Consolidated Statement of Cash Flows ...........          4

             Notes to Consolidated Financial Statements .....          5


           Item 2.  Management's Discussion and Analysis or
              Plan of Operation .............................          6

        Part II Other Information

           Item 1.  Legal Proceedings........................          7

           Item 2.  Changes in Securities and Use of Proceeds          7

           Item 3.  Defaults upon Senior Securities..........          7

           Item 4.  Submission of Matters to a Vote of Security
              Holders .......................................          8

           Item 5.  Other Information........................          8

           Item 6.  Exhibits and Reports on Form 8-K.........          8


        Signatures_ .........................................          8

                       PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements

                        AMERICAN HEALTHCHOICE, INC.
                             AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                                (Unaudited)
                             DECEMBER 31, 1999

                                  ASSETS
  Current Assets:
  Cash                                                      $    24,400
  Accounts receivable, less allowance for doubtful
   accounts of $7,119,266                                     5,201,330
  Advances and notes receivable                                 199,524
  Other current assets                                           47,965
                                                              ---------
       Total current assets                                   5,473,219

  Property and equipment, net                                   746,387
  Other assets                                                   19,345
                                                              ---------
       Total assets                                         $ 6,238,951
                                                              =========
                   LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
  Current portion of notes payable                          $   437,715
  Current portion of capital lease obligations                  141,067
  Accrued payroll and payroll taxes                             382,437
  Accounts payable and accrued expenses                       1,363,156
                                                              ---------
       Total current liabilities                              2,324,375

  Convertible debentures                                      3,385,000
  Capital lease obligations, less current portion               160,510
                                                              ---------
       Total liabilities                                      5,869,885

  Commitments

  Stockholders' Equity:
  Preferred stock, $.001 par value; 5,000,000 shares
   authorized; none issued                                            -
  Common stock, $.001 par value; 115,000,000 shares
    authorized 28,144,259 shares issued and outstanding          28,144
  Options to acquire common stock                               200,104
  Additional paid-in capital                                 13,363,290
  Accumulated deficit                                       (13,222,472)
                                                              ---------
       Total stockholders' equity                               369,066
                                                              ---------
       Total liabilities and stockholders' equity           $ 6,238,951
                                                              =========

    See accompanying notes to these consolidated financial statements.

                        AMERICAN HEALTHCHOICE, INC.
                             AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)


                                            Three Months Ended December 31,
                                                  1998           1999
                                               ----------     ----------
  Net Patient Revenues                        $ 1,531,047    $ 1,014,685

  Operating Expenses:
    Compensation and benefits                   1,201,065        641,138
    Depreciation and amortization                  55,772         24,000
    General and administrative                    408,638        254,085
    Rent expense                                  156,256         78,900
                                               ----------     ----------
       Total operating expenses                 1,821,731        998,123

  Other Income (Expense):
    Gain on disposition of clinic                       -         29,000
    Interest expense and other costs
      of borrowing                                (14,513)       (18,012)
    Other income                                    3,231              -
                                               ----------     ----------
       Total other income (expenses)              (11,282)        10,988
                                               ----------     ----------
  Net Income (Loss)                           $  (301,966)   $    27,550
                                               ==========     ==========
  Basic and Diluted Net Income
    (Loss) Per Share                          $     (0.02)   $         -

  Weighted Average Common Shares Outstanding   14,519,632     28,144,259


    See accompanying notes to these consolidated financial statements.


                        AMERICAN HEALTHCHOICE, INC.
                             AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                Three Months Ended December 31,
                                                         1998           1999
                                                      ---------      ---------
  Cash Flows From Operating Activities:
  Net income (loss)                                  $ (301,966)    $   27,550
  Adjustments to reconcile net income (loss) to
    net cash used in operating activities:
    Allowance for doubtful accounts                     675,480        386,600
    Gain on disposition of Conyers clinic assets              -        (29,000)
    Depreciation and amortization                        55,772         24,000
  Change in operating assets and liabilities, net:
    Accounts receivable-trade                          (686,500)      (517,450)
    Other current assets                                (16,315)        (3,000)
    Accounts payable and accrued expenses               (37,060)       106,503
                                                      ---------      ---------
         Net cash used in operating activities         (310,589)        (4,797)

   Cash Flows From Investing Activities:
    Advances and notes receivable, net                   27,318              -
    Property and equipment, net                            (965)        (5,000)
    Deposit received on sale of assets                  150,000              -
                                                      ---------      ---------
         Net cash  provided  by (used in) investing     176,353         (5,000)

  Cash Flows From Financing Activities:
    Proceeds from notes payable                          25,000         25,000
    Payments on notes payable and capital leases        (36,023)       (19,665)
                                                      ---------      ---------
         Net  cash provided by (used  in) financing     (11,023)         5,335
                                                      ---------      ---------
  Net Decrease in Cash                                 (145,259)        (4,462)
  Cash At Beginning Of Year                             169,895         28,862
                                                      ---------      ---------
  Cash At End Of Period                              $   24,636     $   24,400
                                                      =========      =========

  Supplemental Disclosure Of Cash Flow
    Income taxes paid                                $        -     $        -
    Interest paid                                        14,500              -

  Supplemental Disclosure Of Non-Cash
    Offset notes payable against accounts                     -        294,034


    See accompanying notes to these consolidated financial statements.

                        AMERICAN HEALTHCHOICE, INC.
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  1.   Organization

  American HealthChoice, Inc. and subsidiaries (the Company) consists of a parent company and eleven clinics providing medical, physical therapy, and chiropractic services in San Antonio, McAllen, and Houston, Texas, and New Orleans, Louisiana. Substantially all of the Company's revenues are derived from chiropractic, physical therapy and medical services provided to individuals living in the vicinity of the clinics.


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

  The results of operations for the three months ended December 31, 1999 are not necessarily indicative of the results to be expected for the full year. It is suggested that the December 31, 1999 financial information be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB dated September 30, 1999.


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

  4.   Reorganization

  On October 19, 1999, American HealthChoice, Inc., the parent company, and AHC Physicians Corporation, Inc., a subsidiary that owns the Georgia clinics, filed Chapter 11 Bankruptcy Petitions with the United States Bankruptcy Court, Northern District of Texas, Dallas Division (Case No. 99-37314). The Company elected to file the petitions for two primary reasons. First, it was unable to restructure terms of the September 1997 and August 1998 Debenture Agreements, which would have allowed for new funding to acquire profitable clinics. Second, in early October 1999, the Company received an adverse ruling on a lawsuit. On December 6, 1999, the Bankruptcy Court granted the Company authority to continue operating under a cash collateral budget through February 29, 2000. The Company forecasts positive cash flow for the approved budget period including sufficient cash to pay professional fees approved by the Bankruptcy Court. The Company intends to file a Plan of Reorganization and Disclosure Statement on February 15, 2000.


  5.   Disposition of Clinic

  On December 3, 1999 an order was entered by the Bankruptcy Court to return the Conyers Georgia clinic to the previous owner in settlement of a lawsuit. In compliance with the order, the Company recorded an asset writeoff of accounts receivable and equipment of $130,000, and un-amortized goodwill of $130,000. In return, the previous owner agreed to cancellation of a note payable in the amount of $291,000. As a result, the Company recognized a gain on disposition of $29,000.


  6.   Subsequent Events

  On February 4, 2000, the Bankruptcy Court approved the sale of the McDonough Georgia clinic assets, excluding accounts receivable, for $67,500 as of January 31, 2000. The sales price approximates the book value of the clinic equipment.

  Item 2.   Management's Discussion and Analysis or Plan of Operation

  Results of Operations

  The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and is qualified in its entirety by the foregoing and by other more detailed financial information appearing elsewhere.

  Three Months Ended December 31, 1999 Compared to Three Months Ended December 31, 1998

       Net Patient Revenues. For the three months ended December 31, 1999, net patient revenues decreased from $1,531,000 for the same period in 1998 to $1,015,000 in 1999. Approximately $424,000 of the decrease was attributable to net patient revenue for the Norcross clinic in the 1998 period, which was sold as of December 31, 1998.

       Compensation and Benefits. For the three months ended December 31, 1999, compensation and benefits decreased from $1,201,000 in 1998 to $641,000 in 1999. Approximately $400,000 of the decrease was attributable to compensation and benefits for the Norcross clinic in the 1998 period. The remainder of the decrease was due to fewer clinic employees and salary reductions taken by clinic physicians and executive officers in 1999.

       General and Administrative. For the three months ended December 31, 1999, general and administrative decreased from $409,000 for fiscal year 1998 to $254,000 in 1999. Approximately $125,000 of the decrease was attributable to general and administrative expenses for the Norcross clinic in the 1998 period. The remainder is due to overall reductions at the clinics and corporate office.

       Rent. For the three months ended December 31, 1999, rent decreased $77,000 from $156,000 in 1998 to $79,000 in 1999. The decrease was primarily due to rent for the Norcross clinic in the  1998 period.

  Through the closure of unprofitable clinics and an overall reduction in operating expenses, the Company has achieved profitability for the three months ended December 31, 1999 compared to a loss of $300,000 for the three months ended December 31, 1998.

  Liquidity and Capital Resources

  For the three months ended December 31, 1999, net cash used in operating activities was $5,000 compared to $311,000 for the three months ended December 31, 1998. The decrease of $306,000 is primarily attributable to net income of $27,000 in 1999 compared to a $300,000 loss in the 1998 period.

  During the last six months of fiscal year 1999, the Company was able to reduce its monthly cash loss to approximately $40,000 and had identified profitable acquisitions, which would have been funded by an equity infusion. However, the Company was unable to restructure terms of the September 1997 and August 1998 debenture agreements, which would have allowed for new funding under terms satisfactory to the Company and the prospective seller. Also, in early October 1999, the Company received an adverse ruling on a lawsuit. As a result of these two events, the Board of Directors elected on October 19,1999 to file individual voluntary bankruptcy petitions under Chapter 11 of the United States Bankruptcy Code for American HealthChoice, Inc., the parent company, and its subsidiary, AHC Physicians Corporation Inc., the owner of the Georgia medical clinics. The Company has prepared a Disclosure Statement and Plan of Reorganization, which it intends to file on February 15, 2000.

  Since the bankruptcy petition filing on October 19, 1999, the Company has been operating under a cash receipts and disbursement budget approved by the Bankruptcy Court. Cash receipts from collections of accounts receivable should be sufficient to satisfy all obligations incurred since the filing date.


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

  The Company was served a complaint on December 7, 1999 alleging unspecified damages arising from an alleged contract breach concerning the purchase of the McAllen Texas clinic in 1996. Since all causes of action arose before October 19, 1999 bankruptcy filing, the Company will assert the automatic stay provision of the Bankruptcy Code. The case is filed in the 16th District Court, of Denton County, Texas.

  Any further actions in the legal proceedings disclosed in the 1999 Form 10-KSB filed January 13, 2000, have been stayed by the Chapter 11 Bankruptcy Petition filed by the Company on October 19, 1999.

  Item 2.  Changes in Securities and Use of Proceeds

  Not applicable


  Item 3.  Defaults upon Senior Securities

  The Chapter 11 Bankruptcy Petitions have created technical defaults under various notes and other obligations.


  Item 4.   Submission of matters to a vote of security holders

  None to report


  Item 5.  Other Information

  None


  Item 6.  Exhibits and Reports on Form 8-K

  (a) Exhibit 27- Financial data schedule

  (b) On November 5 1999, a Form 8-K Report was filed regarding the Chapter 11 Bankruptcy Filing on October 19, 1999.

                                SIGNATURES

       In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                AMERICAN HEALTHCHOICE, INC.

  Date: February 14, 2000       By:  /s/ Dr. J.W. Stucki
                                     Dr. J.W. Stucki, Chief Executive
                                     Officer and President

  Date: February 14, 2000       By:  /s/John C. Stuecheli
                                     John C. Stuecheli, Chief Financial
                                     Officer and Vice President - Finance
                                     (Principal Financial and Accounting
                                     Officer)  American HealthChoice, Inc.