Form 10QSB
period 2000-03-31
AMERICAN HEALTHCHOICE INC /NY/
filed 2000-05-15
CIK 854862

U.S. Securities and Exchange Commission

                            Washington, D.C. 20549


                                 FORM 10-QSB

(Mark One)
  [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2000

  [   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

            For the transition period from ____________ to ______________

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

      Yes [X]        No [ ]

      As of March 31, 2000, there were outstanding 28,144,259 shares of the issuer's Common Stock, par value $.001 per share.

 Transitional Small Business Disclosure Format (check one)

      Yes [ ]        No [X]

                         AMERICAN HEALTHCHOICE, INC.

                             INDEX TO FORM 10-QSB

                     For the Quarter Ended March 31, 2000




       Part I Financial Information

          Item 1.  Financial Statements

            Consolidated Balance Sheet .....................          2

            Consolidated Statement of Operations ...........          3

            Consolidated Statement of Cash Flows ...........          4

            Notes to Consolidated Financial Statements .....          5


          Item 2.  Management's Discussion and Analysis or
                   Plan of Operation .......................          6

       Part II Other Information

          Item 1.  Legal Proceedings........................          8

          Item 2.  Changes in Securities and Use of Proceeds          8

          Item 3.  Defaults upon Senior Securities..........          8

          Item 4.  Submission of Matters to a Vote of
                   Security Holders ........................          8

          Item 5.  Other Information........................          8

          Item 6.  Exhibits and Reports on Form 8-K.........          8


       Signatures  .........................................          9

                        PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements

                         AMERICAN HEALTHCHOICE, INC.
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET
                                 (Unaudited)
                                MARCH 31, 2000

                                 ASSETS
 Current Assets:
 Cash                                                     $      2,600
 Accounts receivable, less allowance for doubtful            5,248,005
 Advances and notes receivable                                 199,524
 Other current assets                                           64,266
                                                           -----------
      Total current assets                                   5,514,395

 Property and equipment, net                                   659,616
 Other assets                                                   23,868
                                                           -----------
      Total assets                                        $  6,197,879
                                                           ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities:
 Notes payable to related parties                         $    412,715
 Current portion of capital lease obligations                  237,414
 Accrued payroll and payroll taxes                             332,831
 Accounts payable and accrued expenses                       1,360,735
                                                           -----------
      Total current liabilities                              2,343,695

 Convertible debentures                                      3,385,000
 Capital lease obligations, less current portion                53,663
                                                           -----------
      Total liabilities                                      5,782,358

 Commitments

 Stockholders' Equity:
 Preferred stock, $.001 par value; 5,000,000 shares                  -
 Common stock, $.001 par value; 115,000,000 shares
   28,144,259 shares issued and outstanding                     28,144
 Options to acquire common stock                               200,104
 Additional paid-in capital                                 13,363,290
 Accumulated deficit                                       (13,176,017)
                                                           -----------
      Total stockholders' equity                               415,521
                                                           -----------
      Total liabilities and stockholders' equity          $  6,197,879
                                                           ===========

      See accompanying notes to these consolidated financial statements.

                         AMERICAN HEALTHCHOICE, INC.
                               AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                    Three Months Ended             Six Months Ended
                                         March 31,                    March 31,
                                     1999         2000            1999         2000
                                  ----------   ----------      ----------   ----------
 Net Patient Revenues            $ 1,167,634  $   907,544     $ 2,698,681  $ 1,922,229

 Operating Expenses:
   Compensation and benefits         836,074      571,266       2,037,139    1,212,404
   Allowance for doubtful
     accounts at closed clinics      380,000            -         380,000            -
   Depreciation and amortization      55,390       33,788         111,162       57,788
   General and administrative        323,587      186,679         732,225      440,764
   Rent expense                       91,390       81,039         247,646      159,939
                                  ----------   ----------      ----------   ----------
      Total operating expenses     1,686,441      872,772       3,508,172    1,870,895

 Other Income (Expense):
   Gain on disposition of clinics    272,350       14,233         272,350       43,233
   Interest expense and other
     costs of borrowing               (8,936)      (2,550)        (23,449)     (20,562)
   Other income (expense)             (9,564)           -          (6,333)           -
                                  ----------   ----------      ----------   ----------
      Total other income             253,850       11,683         242,568       22,671
                                  ----------   ----------      ----------   ----------
 Net Income (Loss)               $  (264,957) $    46,455     $  (566,923) $    74,005
                                  ==========   ==========      ==========   ==========
 Basic and Diluted Net Income
   (Loss) Per Share              $     (0.01) $         -     $     (0.03) $         -

 Weighted Average Common
   Shares Outstanding            $23,801,964  $28,144,259     $19,160,798  $28,144,259


      See accompanying notes to these consolidated financial statements.

                         AMERICAN HEALTHCHOICE, INC.
                               AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                      Six Months Ended March 31,
                                                         1999           2000
                                                       ---------      ---------
 Cash Flows From Operating Activities:
 Net income (loss)                                    $ (566,923)    $   74,005
 Adjustments to reconcile net income (loss) to
   net cash used in operating activities:
   Allowance for doubtful accounts                     1,456,590        776,997
   Gain on disposition of clinic assets                 (272,350)       (43,233)
   Depreciation and amortization                         111,162         57,788
 Change in operating assets and liabilities, net:
   Accounts receivable-trade                          (1,054,239)      (949,830)
   Other current assets                                      383        (24,300)
   Accounts payable and accrued expenses                (125,163)        54,476
                                                       ---------      ---------
        Net cash used in operating activities           (450,540)       (54,097)

  Cash Flows From Investing Activities:
   Advances and notes receivable, net                     53,091              -
   Property and equipment, net                            (1,986)        (5,000)
   Proceeds from sale of clinic assets                   950,000         67,500
                                                       ---------      ---------
        Net cash  provided by investing activities     1,001,105         62,500

 Cash Flows From Financing Activities:
   Proceeds from notes payable                            32,500         25,000
   Payment on debentures                                (665,000)             -
   Payments on notes payable and capital leases          (53,825)       (59,665)
                                                       ---------      ---------
        Net cash used in financing activities           (686,325)       (34,665)
                                                       ---------      ---------
 Net Decrease In Cash                                    135,760)       (26,262)
 Cash At Beginning Of Year                               169,895         28,862
                                                       ---------      ---------
 Cash At End Of Period                                $   34,135     $    2,600
                                                       =========      =========
 Supplemental Disclosure Of Cash Flow Information:
   Income taxes paid                                  $        -     $        -
   Interest paid                                          23,400          2,500

 Supplemental Disclosure Of Non-Cash Transactions:
   Offset notes payable against accounts receivable,
     equipment and goodwill                                    -        289,534
   Note received from purchaser of Norcross
     clinic assets                                       125,000              -
   Conversion of debenture and accrued interest
     into stock                                           16,523              -
   Issuance of stock as partial payment
     on notes payable to directors                       187,570              -

       See accompanying notes to these consolidated financial statement

                         AMERICAN HEALTHCHOICE, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1.   Organization

 American HealthChoice, Inc. and subsidiaries (the Company) consists of a parent company and nine clinics, owned and operated by wholly-owned subsidiaries, providing medical, physical therapy, and chiropractic services in San Antonio, McAllen, and Houston, Texas, and New Orleans, Louisiana. Substantially all of the Company's revenues are derived from chiropractic, physical therapy and medical services provided to individuals living in the vicinity of the clinics.


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

 The results of operations for the six months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year. It is suggested that the March 31, 2000 financial information be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB dated September 30, 1999.


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

 Recent Accounting Pronouncements - In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"). SAB No. 101 summarizes certain of the SEC's staff's views in applying generally accepted accounting principles to revenue recognition in the financial statements. We are presently evaluating the impact, if any, that SAB No. 101 will have on reported results.

 Year 2000 Compliance - The Company's computer systems and products successfully transitioned to the Year 200 with no significant problems. The Company will continue to monitor latent problems that could surface at key dates in the future. It is not anticipated that there will be any significant problems related to these dates or events. To date, the Company has not incurred material losses associated with Year 2000 compliance or any disruption with vendors or operations.

 4.    Reorganization

 On October 19, 1999, American HealthChoice, Inc., the parent company, and AHC Physicians Corporation, Inc., a subsidiary that owns the Georgia clinics, filed Chapter 11 Bankruptcy Petitions with the United States Bankruptcy Court, Northern District of Texas, Dallas Division (Case No. 99-37314). The Company elected to file the petitions for two primary reasons. First, it was unable to restructure terms of the September 1997 and August 1998 Debenture Agreements, which would have allowed for new funding to acquire profitable clinics. Second, in early October 1999, the Company received an adverse ruling on a lawsuit. The Company filed a Disclosure Statement and Plan of Reorganization on February 16, 2000. An important provision of the Plan is the acquisition of three established clinics with expected gross annual revenue of $5,000,000 and expected EBITDA of approximately $1,500,000. The purchase price is approximately $6,000,000 with $900,000 in cash at closing and the remainder in a debenture, which will be convertible into common stock if annual cash flow targets are achieved over a three year period. In addition, the Plan allows the debenture holders, who are owed $3,385,000 face amount, to convert their debentures into a fixed amount of common stock. The acquisition and future working capital requirements will be funded through an infusion of approximately $1,500,000 in new capital. The debt conversion and the acquisition of the clinics will increase the number of outstanding shares of common stock to approximately 70 million. A hearing for Confirmation of the Plan is scheduled for May 16, 2000.

 The August 1998 Convertible Debenture in the principal amount of $3,385,000 accrues interest at an 8% rate, which is payable in shares of common stock. Since the proposed restructuring agreement provides for the issuance of a fixed number of shares of common stock for the debenture obligation, including interest, the Company ceased accruing additional interest expense on October 19, 1999.

 5.    Disposition of Clinics

 On December 3, 1999 an order was entered by the Bankruptcy Court to return the Conyers, Georgia clinic to the previous owner in settlement of a lawsuit. In compliance with the order, the Company recorded an asset writeoff of accounts receivable and equipment of $125,000, and un-amortized goodwill of $130,000. In return, the previous owner agreed to cancellation of a note payable in the amount of $290,000. As a result, the Company recognized a gain on disposition of $35,000. On February 4, 2000, the Bankruptcy Court approved the sale of the McDonough, Georgia clinic assets, excluding accounts receivable, for a $67,500 cash payment. The sales price approximates the book value of the clinic equipment.


 Item 2.   Management's Discussion and Analysis or Plan of Operation

 Results of Operations

 The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and is qualified in its entirety by the foregoing and by other more detailed financial information appearing elsewhere.

 Three Months Ended March  31,2000 Compared to Three  Months Ended March  31,
 1999

      Net Patient Revenues. For the three months ended March 31, 2000, net patient revenues decreased from $1,168,000 for the same period in 1999 to $908,000 in 2000. Approximately $267,000 of the decrease was attributable to net patient revenue for the sold Georgia clinics in the 1999 period. Net patient revenue at the remaining clinics was unchanged in 2000 compared to 1999.

      Compensation and Benefits. For the three months ended March 31, 2000, compensation and benefits decreased from $836,000 in 1999 to $571,000 in 2000. Approximately $222,000 of the decrease was attributable to compensation and benefits for the Georgia clinics in the 1999 period. The remainder of the decrease was due to fewer clinic employees and salary reductions taken by clinic physicians and executive officers in 2000.

      General and Administrative. For the three months ended March 31, 2000, general and administrative decreased from $324,000 for fiscal year 1999 to $187,000 in 2000. Approximately $98,000 of the decrease was attributable to general and administrative expenses for the Georgia clinics in the 1999 period. The remainder is due to overall reductions at the clinics and corporate office. The 2000 period includes approximately $25,000 in legal fees related to bankruptcy matters.

      Rent.   For the  three  months ended  March  31, 2000,  rent  decreased
 $10,000 from $91,000 in 1999 to $81,000 in 2000. The decrease was primarily due to rent for the Georgia clinics in the 1999 period.

 Six Months Ended March 31,2000 Compared to Six Months Ended March 31, 1999

      Net Patient Revenues. For the six months ended March 31, 2000, net patient revenues decreased from $2,699,000 for the same period in 1999 to $1,922,000 in 2000. Approximately $757,000 of the decrease was attributable to net patient revenue for the sold Georgia clinics in the 1999 period. Net patient revenue at the remaining clinics was unchanged in 2000 compared to 1999.

      Compensation and Benefits. For the six months ended March 31, 2000, compensation and benefits decreased from $2,037,000 in 1999 to $1,212,000 in 2000. Approximately $719,000 of the decrease was attributable to compensation and benefits for the Georgia clinics in the 1999 period. The remainder of the decrease was due to fewer clinic employees and salary reductions taken by clinic physicians and executive officers in 2000.

      General and Administrative. For the six months ended March 31, 2000, general and administrative decreased from $732,000 for fiscal year 1999 to $441,000 in 2000. Approximately $271,000 of the decrease was attributable to general and administrative expenses for the Georgia clinics in the 1999 period. The remainder is due to overall reductions at the clinics and corporate office. The remainder is due to overall reductions at the clinics and corporate office. The 2000 period includes approximately $60,000 in legal fees related to bankruptcy matters.

      Rent. For the six months ended March 31, 2000, rent decreased $88,000 from $248,000 in 1999 to $160,000 in 2000. The decrease was primarily due to rent for the Georgia clinics in the 1999 period.

 Through the closure of unprofitable clinics and an overall reduction in operating expenses, the Company has achieved profitability for the six months ended March 31, 2000 compared to a loss of $567,000 for the six months ended March 31, 1999.


 Liquidity and Capital Resources

 For the six months ended March 31, 2000, net cash used in operating activities was $54,000 compared to $450,000 for the six months ended March 31, 1999. The decrease of $400,000 is primarily attributable to net income of $74,000 in 2000 compared to a $567,000 loss in the 1999 period.

 During the last six months of fiscal year 1999, the Company was able to reduce its monthly cash loss to approximately $40,000 and had identified profitable acquisitions, which would have been funded by an equity infusion. However, the Company was unable to restructure terms of the September 1997 and August 1998 debenture agreements, which would have allowed for new funding under terms satisfactory to the Company and the prospective seller. Also, in early October 1999, the Company received an adverse ruling on a lawsuit. As a result of these two events, the Board of Directors elected on October 19,1999 to file individual voluntary bankruptcy petitions under Chapter 11 of the United States Bankruptcy Code for American HealthChoice, Inc., the parent company, and its subsidiary, AHC Physicians Corporation Inc., the owner of the Georgia medical clinics. The Company filed a Disclosure Statement and Plan of Reorganization on February 16, 2000. The Disclosure Statement was approved by the United States Bankruptcy Court on April 6, 2000. A hearing for Confirmation of the Plan is scheduled for May 16, 2000.

 Since the bankruptcy petition filing on October 19, 1999, the Company has been operating under a cash receipts and disbursements budget approved by the Bankruptcy Court. Cash receipts from collection of accounts receivable should be sufficient to satisfy all financial obligations incurred through the confirmation date. The Plan of Reorganization contemplates a capital infusion of approximately $1,500,000 with $600,000 of the funding allocated to working capital.


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


 Item 2.  Changes in Securities and Use of Proceeds

 Not applicable

 Item 3.  Defaults upon Senior Securities

 The Chapter 11 Bankruptcy Petitions have created technical defaults under various notes and other contractual obligations.


 Item 4.   Submission of matters to a vote of security holders

 None to report


 Item 5.  Other Information

 None


 Item 6.  Exhibits and Reports on Form 8-K

 (a)  Exhibit 27 - Financial data schedule

 (b)  No Form 8-K Report were filed during the quarter ended March 31, 2000.

                               SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               AMERICAN HEALTHCHOICE, INC.

 Date: May 15, 2000                 By:  /s/ Dr. J.W. Stucki
                                    ------------------------------------
                                    Dr. J.W. Stucki, Chief Executive
                                    Officer and President

 Date: May 15, 2000                 By:  /s/John C. Stuecheli
                                    ------------------------------------
                                    John C. Stuecheli, Chief Financial
                                    Officer and Vice President - Finance
                                    (Principal Financial and Accounting
                                    Officer)