Form 10QSB
period 2000-06-30
AMERICAN HEALTHCHOICE INC /NY/
filed 2000-08-14
CIK 854862

U.S. Securities and Exchange Commission

                            Washington, D.C. 20549


                                 FORM 10-QSB

(Mark One)
 [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2000

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

      Yes [ X ]      No [   ]

      As of June 30, 2000, there were outstanding 28,144,259 shares of the issuer's Common Stock, par value $.001 per share.

 Transitional Small Business Disclosure Format (check one)

      Yes [   ]      No [ X ]

                         AMERICAN HEALTHCHOICE, INC.

                             INDEX TO FORM 10-QSB

                     For the Quarter Ended June 30, 2000




       Part I Financial Information

          Item 1.  Financial Statements

            Consolidated Balance Sheet .....................            2

            Consolidated Statement of Operations ...........            3

            Consolidated Statement of Cash Flows ...........            4

            Notes to Consolidated Financial Statements .....            5


          Item 2.  Management's Discussion and Analysis or
            Plan of Operation ..............................            6

       Part II Other Information

          Item 1.  Legal Proceedings........................            8

          Item 2.  Changes in Securities and Use of Proceeds            8

          Item 3.  Defaults upon Senior Securities..........            8

          Item 4.  Submission of Matters to a Vote of
                     Security Holders.......................            8

          Item 5.  Other Information........................            8

          Item 6.  Exhibits and Reports on Form 8-K.........            8


       Signatures  .........................................            9

                        PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements

                         AMERICAN HEALTHCHOICE, INC.
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET
                                 (Unaudited)
                                JUNE 30, 2000

                                   ASSETS
 Current Assets:
 Cash                                                       $    34,780
 Accounts receivable, less allowance for
   doubtful accounts of $7,920,735                            5,425,914
 Advances and notes receivable                                   74,524
 Other current assets                                            54,266
                                                             ----------
      Total current assets                                    5,589,484

 Property and equipment, net                                    632,502
 Other assets                                                    23,868
                                                             ----------
      Total assets                                          $ 6,245,854
                                                             ==========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities:
 Notes payable to related parties                           $   412,715
 Current portion of capital lease obligations                   245,914
 Accrued payroll and payroll taxes                              347,817
 Accounts payable and accrued expenses                        1,360,735
                                                             ----------
      Total current liabilities                               2,367,181

 Convertible debentures                                       3,385,000
 Capital lease obligations, less current portion                 35,663
                                                             ----------
      Total liabilities                                       5,787,844

 Commitments

 Stockholders' Equity:
 Preferred stock, $.001 par  value; 5,000,000 shares
   authorized; none issued                                            -
 Common stock, $.001 par value; 115,000,000 shares
   authorized; 28,144,259 shares issued and outstanding          28,144
 Options to acquire common stock                                200,104
 Additional paid-in capital                                  13,363,290
 Accumulated deficit                                        (13,133,528)
                                                             ----------
      Total stockholders' equity                                458,010
                                                             ----------
      Total liabilities and stockholders' equity            $ 6,245,854
                                                             ==========

      See accompanying notes to these consolidated financial statements.

                            AMERICAN HEALTHCHOICE, INC.
                                AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                Three Months Ended June 30,    Nine Months Ended June 30,
                                ---------------------------    --------------------------
                                      1999        2000             1999         2000
                                   ----------   ---------       ----------   ----------
 Net Patient Revenues             $ 1,045,422  $  906,089      $ 3,744,103  $ 2,828,318

 Operating Expenses:
   Compensation and benefits          818,356     529,632        2,855,495    1,742,036
   Allowance for doubtful accounts
     at closed clinics                275,000           -          655,000           -
   Depreciation and amortization       38,505      27,114          149,667       84,902
   General and administrative         349,918     239,561        1,082,143      680,325
   Rent expense                        95,376      67,293          343,022      227,232
                                   ----------   ---------       ----------   ----------
      Total operating expenses      1,577,155     863,600        5,085,327    2,734,495

 Other Income (Expense):
   Gain on disposition of clinics           -           -          272,350       43,233
   Interest expense and other
     costs of borrowing                (9,542)          -          (32,991)     (20,562)
   Other income (expense)              (8,450)          -          (14,783)           -
                                   ----------   ---------       ----------   ----------
     Total other income               (17,992)          -          224,576       22,671
                                   ----------   ---------       ----------   ----------
 Net Income (Loss)                $  (549,725) $   42,489      $(1,116,648) $   116,494
                                   ==========   =========       ==========   ==========
 Basic and Diluted Net Income
   (Loss) Per Share               $     (0.02) $        -      $     (0.05) $         -

 Weighted Average Common
   Shares Outstanding              23,801,964  28,144,259       20,696,351   28,144,259


           See accompanying notes to these consolidated financial statements.

                         AMERICAN HEALTHCHOICE, INC.
                               AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                     Nine Months Ended June 30,
                                                         1999           2000
                                                      ----------     ----------

 Cash Flows From Operating Activities:
 Net income (loss)                                   $(1,116,648)   $   116,494
 Adjustments to reconcile net income (loss) to
   net cash used in operating activities:
   Allowance for doubtful accounts                     2,162,477      1,208,654
   Gain on disposition of clinic assets                 (272,350)       (43,233)
   Depreciation and amortization                         149,667         84,902
 Change in operating assets and liabilities, net:
   Accounts receivable-trade                          (1,355,614)    (1,559,396
   Other current assets                                        -        (14,300)
   Accounts payable and accrued expenses                (169,555)        69,462
                                                      ----------     ----------
        Net cash used in operating activities           (602,023)      (137,417)

  Cash Flows From Investing Activities:
   Advances and notes receivable, net                     57,967        125,000
   Property and equipment, net                            (7,901)        (5,000)
   Proceeds from sale of clinic assets                   950,000         67,500
                                                      ----------     ----------
        Net cash provided by investing activities      1,000,066        187,500

 Cash Flows From Financing Activities:
   Proceeds from notes payable                           172,500         25,000
   Payment on debentures                                (665,000)             -
   Payments on notes payable and capital leases          (63,108)       (69,165)
                                                      ----------     ----------
        Net cash used in financing activities           (555,608)       (44,165)
                                                      ----------     ----------
 Net Increase (Decrease) In Cash                        (157,565)         5,918
                                                      ----------     ----------
 Cash At Beginning Of Year                               169,895         28,862
                                                      ----------     ----------
 Cash At End Of Period                               $    12,330    $    34,780
                                                      ==========     ==========

 Supplemental Disclosure Of Cash Flow Information:
   Income taxes paid                                 $         -    $         -
   Interest paid                                          33,000          2,500

 Supplemental Disclosure Of Non-Cash Transactions:
   Offset notes payable against accounts receivable,
     equipment and goodwill                                    -        289,534
   Note received from purchaser of Norcross
      clinic assets                                      125,000              -
   Offset accounts payable against accounts receivable   152,000              -
   Conversion of debenture and accrued interest
     into stock                                           16,523              -
   Issuance of stock as partial payment on notes
     payable to directors                                187,570              -


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

 The results of operations for the nine months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year. It is suggested that the June 30, 2000 financial information be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB dated September 30, 1999.

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

 Recent Accounting Pronouncements - In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"). SAB No. 101 summarizes certain of the SEC's staff's views in applying generally accepted accounting principles to revenue recognition in the financial statements. The Company believes that the impact of SAB No. 101 will not have a material effect on the Company's consolidated financial position, results of operations or disclosures.

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

 4.   Reorganization

 On October 19, 1999, American HealthChoice, Inc., the parent company, and AHC Physicians Corporation, Inc., a subsidiary that owns the Georgia clinics, filed Chapter 11 Bankruptcy Petitions with the United States Bankruptcy Court, Northern District of Texas, Dallas Division (Case No. 99-37314). The Company elected to file the petitions for two primary reasons. First, it was unable to restructure terms of the September 1997 and August 1998 Debenture Agreements, which would have allowed for new funding to acquire profitable clinics. Second, in early October 1999, the Company received an adverse ruling on a lawsuit. The Company filed a Disclosure Statement and Plan of Reorganization on February 16, 2000. An important provision of the Plan is the acquisition of three established clinics with expected gross annual revenue of $5,000,000 and expected EBITDA of approximately $1,500,000. The purchase price is approximately $6,000,000 with $900,000 in cash and $2,100,000 in common stock at closing and the remainder of $3,000,000 in common stock, which will be held in escrow until annual cash flow targets are achieved over a three year period. In addition, the Plan allows the debenture holders, who are owed $3,385,000 face amount, to convert their debentures into approximately 20,000,000 shares of common stock. The acquisition and future working capital requirements will be funded through an infusion of approximately $1,500,000 in new capital. The debt conversion and the acquisition of the clinics will increase the number of outstanding shares of common stock to approximately 80 million. The Company anticipates the Plan of Reorganization to be effective on or before August 31, 2000.

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

 Three Months Ended June 30,2000 Compared to Three Months Ended June 30, 1999

      Net Patient Revenues. For the three months ended June 30, 2000, net patient revenues decreased from $1,045,000 for the same period in 1999 to $906,000 in 2000. Approximately $283,000 of the decrease was attributable to net patient revenue for the sold Georgia clinics in the 1999 period. Net patient revenue at the remaining clinics increased $144,000 in 2000 compared to 1999.

      Compensation and Benefits. For the three months ended June 30, 2000, compensation and benefits decreased from $818,000 in 1999 to $530,000 in 2000. Approximately $216,000 of the decrease was attributable to compensation and benefits for the Georgia clinics in the 1999 period. The remainder of the decrease was due to fewer clinic employees and salary reductions taken by clinic physicians and executive officers in 2000.

      General and Administrative. For the three months ended June 30, 2000, general and administrative decreased from $350,000 for fiscal year 1999 to $240,000 in 2000. Approximately $100,000 of the decrease was attributable to general and administrative expenses for the Georgia clinics in the 1999 period. The remainder is due to overall reductions at the clinics and corporate office. The 2000 period includes approximately $12,000 in legal fees related to bankruptcy matters.

      Rent. For the three months ended June 30, 2000, rent decreased $28,000 from $95,000 in 1999 to $67,000 in 2000. The decrease was primarily due to rent for the Georgia clinics in the 1999 period.

 Nine Months Ended June 30,2000 Compared to Nine Months Ended June 30, 1999

      Net Patient Revenues. For the nine months ended June 30, 2000, net patient revenues decreased from $3,744,000 for the same period in 1999 to $2,828,000 in 2000. Approximately $1,040,000 of the decrease was attributable to net patient revenue for the sold Georgia clinics in the 1999 period. Net patient revenue at the remaining clinics increased $124,000 in 2000 compared to 1999.

      Compensation and Benefits. For the nine months ended June 30, 2000, compensation and benefits decreased from $2,855,000 in 1999 to $1,742,000 in 2000. Approximately $935,000 of the decrease was attributable to compensation and benefits for the Georgia clinics in the 1999 period. The remainder of the decrease was due to fewer clinic employees and salary reductions taken by clinic physicians and executive officers in 2000.

      General and Administrative. For the nine months ended June 30, 2000, general and administrative decreased from $1,082,000 for fiscal year 1999 to $680,000 in 2000. Approximately $371,000 of the decrease was attributable to general and administrative expenses for the Georgia clinics in the 1999 period. The remainder is due to overall reductions at the clinics and corporate office. The remainder is due to overall reductions at the clinics and corporate office. The 2000 period includes approximately $72,000 in legal fees related to bankruptcy matters.

      Rent. For the nine months ended June 30, 2000, rent decreased $116,000 from $343,000 in 1999 to $227,000 in 2000. The decrease was primarily due to rent for the Georgia clinics in the 1999 period.

 Through the closure of unprofitable clinics and an overall reduction in operating expenses, the Company has achieved profitability for the nine months ended June 30, 2000 compared to a loss of $1,117,000 for the nine months ended June 30, 1999.


 Liquidity and Capital Resources

 For the nine months ended June 30, 2000, net cash used in operating activities was $137,000 compared to $602,000 for the nine months ended June 30, 1999. The decrease of $465,000 is attributable to net income of $116,000 in 2000 compared to a $1,117,000 loss in the 1999 period offset by a $351,000 increase in accounts receivable in 2000 compared to a $807,000 decrease in the 1999 period.

 During the last six months of fiscal year 1999, the Company was able to reduce its monthly cash loss to approximately $40,000 and had identified profitable acquisitions, which would have been funded by an equity infusion. However, the Company was unable to restructure terms of the September 1997 and August 1998 debenture agreements, which would have allowed for new funding under terms satisfactory to the Company and the prospective seller. Also, in early October 1999, the Company received an adverse ruling on a lawsuit. As a result of these two events, the Board of Directors elected on October 19, 1999 to file individual voluntary bankruptcy petitions under Chapter 11 of the United States Bankruptcy Code for American HealthChoice, Inc., the parent company, and its subsidiary, AHC Physicians Corporation Inc., the owner of the Georgia medical clinics. The Company filed a Disclosure Statement and Plan of Reorganization on February 16, 2000. The Company anticipates the Plan of Reorganization to be effective on or before August 31, 2000.

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

 (b)  No Form 8-K Report were filed during the quarter ended June 30, 2000.

                               SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    AMERICAN HEALTHCHOICE, INC.

 Date: August 14, 2000              By:  /s/ Dr. J.W. Stucki
                                    ------------------------------------
                                    Dr. J.W. Stucki, Chief Executive
                                    Officer and President

 Date: August 14, 2000              By:  /s/John C. Stuecheli
                                    ------------------------------------
                                    John C. Stuecheli, Chief Financial
                                    Officer and Vice President - Finance
                                    (Principal Financial and Accounting
                                    Officer)