Form 10KSB40
period 2000-09-30
AMERICAN HEALTHCHOICE INC /NY/
filed 2001-01-16
CIK 854862

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB
(Mark One)
 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended September 30, 2000

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _____. to ___..__

                      Commission File Number: 000-26740

                         AMERICAN HEALTHCHOICE, INC.
                (Name of small business issuer in its charter)

            New York                                      11-2931252
   (State or other jurisdiction             I.R.S. Employer Identification No.)
 of incorporation or organization

 1300 W. Walnut Hill Lane, Suite 275 Irving, Texas           75038
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

      Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      State issuer's revenues for its most recent fiscal year: $3,674,000

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). $1,200,000 as of December 31, 2000*.

                        (ISSUERS INVOLVED IN BANKRUPTCY
                    PROCEEDINGS DURING THE PAST FIVE YEARS)

      Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

                  (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
 State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
 As of December 31, 2000, the Registrant had 80,559,259 shares outstanding of common stock.

 * Based on the last reported price of an actual transaction in Registrant's common stock on December 31, 2000 and reports of beneficial ownership filed by directors and executive officers of Registrant and by beneficial owners of more than 5% of the outstanding shares of common stock of Registrant; however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of Registrant's common stock.


                    DOCUMENTS INCORPORATED BY REFERENCE
                                   None

                  Transitional Small Business Disclosure
                            Format (Check one)
                             Yes [ ]      No [X]

                      AMERICAN HEALTHCHOICE, INC.

                              FORM 10-KSB

                           TABLE OF CONTENTS

                                                                       Page
                                                                       ----
                                 PART I

 Item 1.   Description of Business..................................    1

 Item 2.   Description of Property..................................    7

 Item 3.   Legal Proceedings........................................    8

 Item 4.   Submission of Matters to a Vote of Security Holders......    8



                                PART II

 Item 5.   Market for Common Equity and Related Stockholder Matters     9

 Item 6.   Management's Discussion and Analysis or Plan of Operation   10

 Item 7.   Financial Statements.....................................   13

 Item 8.   Changes In and Disagreements with Accountants
             on Accounting and Financial Disclosure.................   31



                                   PART III

 Item 9.   Directors, Executive Officers, Promoters and Control
             Persons; Compliance with Section 16(a) of the
             Exchange Act...........................................   32

 Item 10.  Executive Compensation...................................   35

 Item 11.  Security Ownership of Certain Beneficial
             Owners and Management..................................   38

 Item 12.  Certain Relationships and Related Transactions...........   39

 Item 13.  Exhibits and Reports on Form 8-K.........................   40

 Signatures.........................................................   43

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


 General

      The Company owns, operates and manages thirteen clinics. Twelve are primary care clinics, of which two are medical clinics and ten are chiropractic clinics. The Company also has a physical therapy facility at its largest chiropractic clinic. The clinics are located in Texas and Louisiana. The clinic locations are leased except for one clinic in San Antonio. See Item 2 "Description of Property." At September 30, 2000 the Company had a total of 65 employees. Of this number 8 were employed by the Company's medical clinics, 49 by the chiropractic and physical therapy clinics, and 8 at the Company's corporate office.

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

      The Company depends upon third party payors for reimbursement of approximately 95% of patient services. The Company believes that this percentage is comparable to other organizations providing comparable patient services. The Company receives reimbursement for medical services from many managed care companies including Health Maintenance Organizations (HMOs), Preferred Provider Organizations (PPOs), other health care plans, and to a lesser extent from Medicare and Medicaid. A substantial percentage of reimbursements for services are received from patient insurance settlements administered by attorneys representing patients with third party claims.

      The address of the Company's principal office is 1300 West Walnut Hill Lane, Suite 275, Irving, Texas 75038. The Company's telephone number is
 (972) 751-1900 and its fax number is (972) 751-1901.
 Business Strategy

      Current Profitability. The Company achieved profitability in fiscal 2000 as a result of actions initiated in 1998 and completed in September 2000. In January of 2000 the Company completed the sale of the last of the Georgia clinics acquired in 1996. Losses sustained at these clinics were the primary reason for substantial operating losses reported by American HealthChoice in fiscal years 1997, 1998 and 1999. In September 2000, the Company acquired three established chiropractic clinics with gross patient revenue of approximately $4,000,000 and earnings before interest, taxes, depreciation and amortization ("EBITDA") of approximately $1,400,000 for the twelve months ended December 31, 1999. Lastly, management has continued steps begun in1998 to increase profitability at existing clinics and to reduce corporate overhead.

      Growth. Over the past two years, the profit margins on personal injury and workers compensation services have proven to be significantly higher than those for services provided to patients under managed care contracts. The 1999 favorable court ruling effecting telemarketing in Texas has allowed the Company to increase the number of patients at the existing clinics requiring these types of services. The Company plans to acquire other established clinics in Texas from individual doctors, who provide these same services. The Company will only consider acquiring clinics that are profitable and cash flow positive. In this regard, the Company has developed an acquisition model that requires the seller to meet predetermined cash flow targets over a three-year period before receiving 100% of the purchase price.


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


 Chiropractic Services

      The Company currently owns and operates ten primary care chiropractic clinics, which are located in suburban areas and serve the general population for their surrounding communities. The services are based on preventative treatment and treatment of the nerve system and body structure, such as the spinal column. Most of the chiropractic clinics have a chiropractor that is complemented with the appropriate support staff.

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


 Medical Services

      The Company owns and operates two primary care medical clinics located in San Antonio. The patient source for the Southcross clinic comes from people familiar with the clinic's location, the provider's reputation, managed care plans, commercial contracts, referrals from attorneys, other providers, and general advertising. The San Pedro clinic services are almost exclusively personal injury and worker compensation cases. The patient source for this clinic comes from attorney referrals and chiropractic clinics, including company owned clinics in San Antonio.


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

 Recent Developments

      The Company acquired three established chiropractic clinics in September 2000. Management is currently in the process of integrating the operations of these clinics. Steps taken include the appointment of the former owner of the acquired clinics to act as liaison for all marketing and patient development efforts at the Texas clinics. This individual will report to the president of American HealthChoice and work with the individual clinic doctors. In addition, the corporate financial group is in the process of implementing financial reporting and accounts receivable collection procedures at the clinics.

      The Company has recently negotiated new employment agreements with the president and CEO, the chief financial officer and the clinic director of one of its largest chiropractic clinics. These agreements include incentive bonuses directly tied to the Company achieving projected EBITDA in fiscal 2001 and in future years. Management continues to focus on maximizing clinic profitability and controlling expenses.


 ITEM 2. DESCRIPTION OF PROPERTY

      The Company leases approximately 3,500 square feet in an office building in Irving, Texas at a monthly rent $6,500 for use as its principal headquarters. The Company currently owns a parcel of land in San Antonio, Texas, on which the Company's Southcross clinic is located.

      The Company owns, operates and manages thirteen clinics. Twelve are primary care clinics, of which two are medical clinics and ten are chiropractic clinics. The Company also has a physical therapy facility at its largest chiropractic clinic. The following table lists the clinics, locations, monthly rents, services provided, and date acquired or commenced operation by the Company.


Clinics in Operation  Location         Monthly      Services      Date Acquired
 in Fiscal 2000                        Rent         Provided
--------------------  ---------------  -------  ----------------- --------------
United Chiropractic   Katy, TX         $3,600   Chiropractic &    October 1994
 Clinic                                         physical therapy

United Chiropractic   San Antonio, TX  $2,300   Chiropractic &    July 1994
 Clinic (Wurzbach)                              physical therapy

United Chiropractic   San Antonio, TX  $1,000   Chiropractic &    October 1994
 Clinic (San Pedro)                             physical therapy

Atlas Sports &        San Antonio, TX  $1,000   Physical therapy  October 1994
 Injury (Bandera)

United Chiropractic   San Antonio, TX  $2,000   Chiropractic      October 1994
 Clinic (Bandera)

San Pedro Medical     San Antonio, TX  $1,100   Primary medical   October 1994
  Clinic                                        care

Southcross Medical    San Antonio, TX  $2,000   Urgent & primary  December 1995
 Clinic                                         medical care

United Chiropractic   New Orleans, LA  $1,600   Chiropractic      July 1994
 (New Orleans East)

United Chiropractic   New Orleans, LA  $1,200   Chiropractic      July 1994
 (Uptown)

Peachtree Medical     Conyers, GA     returned  Urgent & primary  February 1996
 Center of Conyers**                            medical care

Peachtree Medical     McDonough, GA    sold     Primary medical   February 1996
Center of McDonough*                            care

Valley Family         McAllen, TX      $3,000   Chiropractic      January 1996
 Health Center

Valley Family         San Benito, TX     $900   Chiropractic      September 2000
 Health Center

Crosstown             Corpus Christi,  $1,000   Chiropractic      September 2000
 Chiropractic Clinic   TX

Laredo Family         Laredo, TX       $3,900   Chiropractic      September 2000
 Health Clinic
                                       ------
Total rent                            $24,600
                                       ======

 *    Clinic sold in January 2000.
 **   Clinic returned to previous owner in October 1999.

 ITEM 3. LEGAL PROCEEDINGS

 One former doctor and two physicians' assistants who worked at the Norcross, Georgia clinic have filed a law suit naming the Company as a codefendant. The one doctor and one of the physician assistants worked at the clinic prior to the Company purchasing the clinic. The other physicians' assistant left the clinic within one year of the Company's purchase. The claim alleges a right to the account receivable for patients the doctors treated at the clinic that were collected after the doctors' employment ended with the clinic. The Company denies any liability and intends to cross claim against the former managing doctor of the clinic. The case was: Susan Johnson, Gilberto Martorell, and Henry Heard v. American HealthChoice, Inc., dba Peachtree Corners Medical Center, and Malcolm Dulock, filed in the Superior Court of Gwinnett County, Georgia. The Plan of Reorganization approved the United States Bankruptcy Court in August 2000, allows the plaintiffs to pursue their claim with the Company's malpractice insurance carrier with no further obligation on the part of American HealthChoice.

 A person claiming to have performed certain services in formation of the Company has sued claiming he is due a larger percentage of the Company stock than what he received. The Company was served notice on March 29, 1998 and has retained a law firm to seek a dismissal or in the alternative a change of venue. The case is Stewart v. American HealthChoice, Inc. filed in the United States District Court, Middle District of Florida, Tampa Division. The case has been transferred to the United States Bankruptcy Court in Dallas, Texas. A trial is scheduled in January 2001.

 The Company was engaged in litigation filed on February 23, 1998 with a former landlord at a location where the Company closed a clinic for breach of lease. The Company answered and counter claimed against landlord for landlord's failure to perform under the agreement. The case is: Assist, Inc., v. American HealthChoice, Inc., filed in State District Court, 285th Judicial District, Bexar County, Texas. The claim was disallowed by the United States Bankruptcy Court.

 The Company was engaged in litigation with an equipment lessor. The suit was filed October 14, 1998. The plaintiff alleged that the Company is the guarantor for a company called Corrective Vision Center that went out of business. The case was: Advanta Business Services Corp., v. American HealthChoice, Inc., filed in the County Civil Court of Harris County at Law No. 4, Harris County, Texas. Advanta won a decision for the full amount of the suit at a summary judgement hearing on January 20, 1999. The plaintiff failed to file a claim with the Bankruptcy Court and is barred from further action.

 The Company was served a complaint on December 7, 1999 alleging unspecified damages arising from an alleged contract breach concerning the purchase of the McAllen Texas clinic in 1996. The case was filed in the 16th District Court, of Denton County, Texas. In connection with the Chapter 11 Bankruptcy, the case was transferred to the Bankruptcy Court in Dallas, Texas. The case is scheduled for trial in January 2001. The Company believes the Bankruptcy Court will dismiss the case for several reasons, including the fact that the plaintiff failed to file a claim in the Chapter 11 Bankruptcy.

 On October 19, 1999, American HealthChoice, Inc., the parent company, and AHC Physicians Corporation, Inc., a subsidiary that owns the Georgia clinics, filed Chapter 11 Bankruptcy Petitions with the United States Bankruptcy Court, Northern District of Texas, Dallas Division (Case No. 99-37314). A Plan of Reorganization was approve by the United States Bankruptcy Court on August 8, 2000 and became effective on September 9, 2000.

 The Company has been named in other litigation. In Management's judgement, the matters do not involve material amounts of exposure for the Company.


 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended September 30, 2000.

                                PART II



 ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Market Information. During the quarter ended December 31, 1998 the Company's common stock was listed on The Nasdaq SmallCap Market under the symbol "AHIC". The common stock was delisted by The Nasdaq Stock Market on December 1, 1998. From December 3, 1998 to the present, the common has been quoted on the OTC Bulletin Board under the symbol "AHIC".

 The following table presents the high and low bid prices for each quarter:

                  Quarter Ended            High Bid    Low Bid
                  ------------------       --------   --------
                  December 31, 1998         $0.063     $0.0156
                  March 31, 1999            $0.0625    $0.0156
                  June 30, 1999             $0.2969    $0.0312
                  September 30, 1999        $0.0938    $0.0156
                  December 31, 1999         $0.0469    $0.0156
                  March 31, 2000            $0.5156    $0.0156
                  June 30, 2000             $0.2344    $0.0938
                  September 30, 2000        $0.1562    $0.0469


      Holders.   Based  on information  provided  by the  Company's  transfer agent, the Company had approximately 100 holders of record of its common stock at September 30, 2000.

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

                                             Years Ended September 30,

                                        1998          1999          2000
                                     ----------    ----------    ----------
   Net Patient Revenues             $ 7,226,000   $ 4,809,000   $ 3,674,000
   Operating Expenses:
     Compensation and benefits        6,009,000     3,771,000     2,238,000
     Allowance for doubtful accounts
      at closed clinics                       -     1,848,000             -
     General and administrative       2,716,000     1,517,000       817,000
     Rent                               880,000       430,000       282,000
     Other                              248,000       170,000       247,000
                                     ----------    ----------    ----------
         Total Operating Expenses     9,853,000     7,736,000     3,584,000

   Other Income (Expense):
     Interest expense and other
       costs of borrowing              (732,000)     (611,000)      (12,000)
     Other income (expense), net       (419,000)      693,000       115,000
                                     ----------    ----------    ----------
         Total Other Income          (1,151,000)       83,000       103,000
                                     ----------    ----------    ----------
   Income (Loss) Before
     Income Taxes                   $(3,778,000)  $(2,844,000)  $   193,000
                                     ==========    ==========    ==========


 Fiscal Ended September 30, 2000 Compared to Fiscal Ended September 30, 1999

      Net Patient Revenues. For the fiscal year ended September 30, 2000, net patient revenues decreased from $4,809,000 for the same period in 1999 to $3,674,000 in 2000. Approximately $1,326,000 of the decrease was attributable to net patient revenue for the sold Georgia clinics. Net patient revenue at clinics operated in both periods increased $20,000 in
 2000 compared to 1999. Net patient revenue for clinics acquired in September 2000 was $171,000.

      Compensation and Benefits. For the fiscal year ended September 30, 2000, compensation and benefits decreased from $3,771,000 in 1999 to $2,238,000 in 2000. Approximately $1,175,000 of the decrease was attributable to compensation and benefits for the sold Georgia clinics. Approximately $413,000 of the decrease was due to fewer clinic employees and salary reductions taken by clinic physicians and executive officers in 2000. Compensation and benefits for the clinics acquired in September 2000 was $55,000.

      General and Administrative. For the fiscal year ended September 30, 2000, general and administrative expense decreased from $1,517,000 in 1999 to $817,000 in 2000. Approximately $554,000 of the decrease was attributable to general and administrative expenses for the closed Georgia clinics. An increase in marketing expense of $150,000 in 2000 compared to 1999 was offset by a $338,000 decrease in other general and administrative expenses at clinics operated in both periods and at the corporate office. General and administrative expense for the clinics acquired in September 2000 was $42,000.

      Rent. For the fiscal year ended September 30, 2000, rent decreased $148,000 from $430,000 in 1999 to $282,000 in 2000. Approximately $144,000
 of the decrease was attributable to rent for the closed Georgia clinics.

      Other Operating Expenses. For the fiscal year ended September 30, 2000, other operating expenses included $102,000 of reorganization expenses and $145,000 of depreciation and amortization. For 1999 other operating expenses included $170,000 of depreciation and amortization.

      Other Income and Expense. Other income in 2000 included a $36,000 gain related to the sale of the Georgia clinics and $79,000 in debt forgiveness in connection with the Chapter 11 Bankruptcy. Other income in 1999 of $693,000 is attributable to a $272,000 gain recognized on the Norcross clinic sale in February 1999 and a $485,000 gain on expiration of options and warrants during the fiscal year. Interest expense other costs of borrowing decreased from $611,000 in 1999 to $12,000 in 2000 as a result of the cessation of accrued interest on the $3,385,000 principal amount debentures on October 19,1999.


 Fiscal Year Ended September 30, 1999 Compared to Fiscal Year Ended September 30, 1998

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

 Liquidity and Capital Resources

      For the fiscal year ended September 30, 2000, net cash used in operating activities was $123,000 as compared to $662,000 for the twelve months ended September 30, 1999. The decrease of $539,000 was primarily attributable to the improvement in operating results from a loss of $2,844,000 in 1999 to a profit of $193,000 in 2000.

      Net cash used by investing activities for the year ended September 30, 2000, of $696,000 was primarily attributable to the purchase of clinic assets in September 2000. Net cash provided by investing activities for the year ended September 30, 1999 is primarily attributable to proceeds from the sale of clinic assets and was used to fund operating activities.

      Net cash provided by financing activities for the year ended September 30, 2000 was $830,000, resulting primarily from $925,000 in proceeds from notes payable. Net cash provided by financing activities for the year ended September 30, 1999 was $141,000 resulting primarily from $287,000 in proceeds from notes payable and was used to fund operating activities.

      Based on continuing operating profit from clinics in operation for the entire year of fiscal 2000 and incremental profit from the three clinics acquired in September 2000, the Company anticipates that cash from operating activities will be sufficient to fund the bankruptcy claim obligations of $500,000 due in the next twelve months and anticipated working capital requirements.

      The Company may acquire additional established clinics in the next twelve months. Funding for these acquisitions will be a combination of cash and new issue common stock. Management does not anticipate any material capital expenditures requiring cash in the next twelve months.


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

 ITEM 7. FINANCIAL STATEMENTS

                         AMERICAN HEALTHCHOICE, INC.
                               AND SUBSIDIARIES


                                    INDEX


                                                                  Page
                                                                  ----
 FINANCIAL STATEMENTS:


 Independent Auditors Report                                       14


 Consolidated Balance Sheet - September 30, 2000                   15


 Consolidated Statements of Operations - Years Ended               16
      September 30, 1999 and 2000


 Consolidated Statement of Stockholders' Equity - Years            17
      Ended September 30, 1999 and 2000


 Consolidated Statements of Cash Flows - Years Ended               18
      September 30, 1999 and 2000


 Notes to Consolidated Financial Statements                        19

                      INDEPENDENT AUDITORS REPORT



 To the Board of Directors
 American HealthChoice, Inc. and subsidiaries


 We have audited the accompanying consolidated balance sheet of American HealthChoice, Inc. and subsidiaries as of September 30, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended September 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

 We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American HealthChoice, Inc. and subsidiaries as of September 30, 2000, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2000 year in conformity with accounting principles generally accepted in the United States of America.


 Lane Gorman Trubitt, L.L.P.
 Dallas, Texas
 January 5, 2001

                         AMERICAN HEALTHCHOICE, INC.
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET
                              SEPTEMBER 30, 2000


                                 ASSETS

 Current Assets:
 Cash                                                     $        40,701
 Accounts receivable, less allowance for doubtful
   of $7,733,745                                                7,430,581
 Advances and notes receivable                                     74,822
 Other current assets                                              34,763
                                                           --------------
      Total current assets                                      7,580,867

 Property and equipment, net                                      468,477
 Goodwill, net                                                  3,817,666
 Other assets                                                     242,613
                                                           --------------
      Total assets                                        $    12,109,623
                                                           ==============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities:
 Current portion of capital lease obligations             $        53,365
 Current bankruptcy claims                                        446,800
 Accrued payroll and payroll taxes                                171,993
 Accounts payable and accrued expenses                            200,122
                                                           --------------
      Total current liabilities                                   872,280

 Convertible debentures                                         3,697,000
 Notes payable                                                    907,500
 Long-term bankruptcy claims                                      761,250
 Capital lease obligations, less current portion                   12,500
                                                           --------------
      Total liabilities                                         6,250,530

 Commitments                                                            _

 Stockholders' Equity:
 Preferred stock, $.001 par value; 5,000,000
   shares authorized; none issued                                       -
 Common stock, $.001 par value; 115,000,000 shares
   authorized; 71,144,259 shares issued and outstanding            71,144
 Options to acquire common stock                                  200,104
 Additional paid-in capital                                    18,645,290
 Accumulated deficit                                          (13,057,445)
                                                           --------------
      Total stockholders' equity                                5,859,093
                                                           --------------
      Total liabilities and stockholders' equity          $    12,109,623
                                                           ==============

      See accompanying notes to these consolidated financial statements.

                         AMERICAN HEALTHCHOICE, INC.
                               AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   Years Ended September 30,
                                                     1999            2000
                                                  ----------      ----------
 Net Patient Revenues                            $ 4,808,559     $ 3,674,003

 Operating Expenses:
   Compensation and benefits                       3,770,514       2,238,643
   Allowance for doubtful accounts at              1,848,000               -
     closed clinics
   Depreciation and amortization                     170,348         144,674
   General and administrative                      1,517,158         817,155
   Reorganization                                          -         101,730
   Rent                                              429,601         282,150
                                                  ----------      ----------
      Total operating expenses                     7,735,621       3,584,352

 Other Income (Expense):
   Gain on sale of clinic                            272,350          36,508
   Interest expense and other costs of borrowing    (611,166)        (12,193)
   Other expense                                     (24,440)              -
   Other income                                      446,430          78,611
                                                  ----------      ----------
      Total other income (expenses)                   83,174         102,926
                                                  ----------      ----------
 Net Income (Loss)                               $(2,843,888)    $   192,577
                                                  ==========      ==========

 Basic and Diluted Net Income (Loss) Per        $     (0.12)     $      0.01


 Weighted Average Common Shares Outstanding       22,924,169      31,727,592


      See accompanying notes to these consolidated financial statements.


                                                      AMERICAN HEALTHCHOICE, INC.
                                                           AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                           FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 2000




                                                                    Option to    Additional
                                                  Common Stock       Acquire      Paid-in     Accumulated
                                                Shares     Amount     Common       Capital      Deficit        Total
                                                                      Stock
                                              ----------   -------   --------    ----------   ----------     ----------
 Balances at September 30,1998                14,519,632  $ 14,520  $ 685,664   $12,875,040  $(10,406,134)  $ 3,169,090

 Common stock issued in connection
   with debenture conversion                   1,826,825     1,826          -        79,974             -        81,800
 Common stock issued in connection
   with directors notes payable conversion     8,525,864     8,526          -       179,044             -       187,570
 Common stock issued in
   Connection with bridge loans                2,941,938     2,942          -       209,558             -       212,500
 Common stock issued in connection
   with consulting agreement                     250,000       250          -        12,250             -        12,500
 Common stock issued in connection
   with employment incentives                     80,000        80          -         7,424             -         7,504
 Gain recognized on expiration of
   Warrants and options                                -         -   (485,560)            -             -      (485,560)
 Net loss                                              -         -          -             -    (2,843,888)   (2,843,888)
                                              -------------------------------------------------------------------------
 Balances at September 30,1999                28,144,259    28,144    200,104    13,363,290   (13,250,022)      341,516
 Common stock issued in connection
   with clinic acquisitions                   34,000,000    34,000          -     5,066,000             -     5,100,000
 Common stock issued in connection
   with financing                              9,000,000     9,000          -       216,000             -       225,000
 Net income                                            -         -          -             -       192,577       192,577
                                              -------------------------------------------------------------------------
 Balances at September 30, 2000               71,144,259  $ 71,144   $200,104   $18,645,290  $(13,057,445)  $ 5,859,093
                                              =========================================================================


                                  See accompanying notes to these consolidated financial statements.


                          AMERICAN HEALTHCHOICE, INC.
                               AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             Years Ended September 30,
                                                                1999            2000
                                                             ----------      ----------
 Cash Flows From Operating Activities:
 Net income (loss)                                          $(2,843,888)    $   192,577
 Adjustments to reconcile net income (loss) to
   net cash used in operating activities:
   Allowance for doubtful accounts                            3,781,900       1,630,962
   Gain on disposition of clinic assets                        (272,350)        (36,508)
   Depreciation and amortization                                170,348         144,674
   Expensing of notes payable financing costs                   110,483               -
   Loss on disposal of equipment                                 44,413               -
   Stock transactions:
     Stock issued in connection with
       financing transactions                                   212,500               -
     Employee compensation-stock                                  7,504               -
     Consulting fees-stock                                       12,500               -
   Gain on expiration of options and warrants                  (485,560)              -

 Change in operating assets and liabilities, net:
   Accounts receivable-trade                                 (1,816,709)     (1,888,293)
   Other current assets                                         (26,262)          1,784
   Accounts payable and accrued expenses                        443,347        (167,822)
                                                             ----------      ----------
        Net cash used in operating activities                  (661,774)       (122,626)
  Cash Flows From Investing Activities:
   Repayments on advances and notes receivable                   98,696         125,000
   Property and equipment                                        (4,406)                 -
   Purchase of clinic assets                                          -        (900,000)
   Proceeds from sale of clinic assets                          285,000          79,430
                                                             ----------      ----------
        Net cash provided by (used in) investing activities     379,290        (695,570)
  Cash Flows From Financing Activities:
   Proceeds from notes payable                                  287,500         925,000
   Payments on notes payable and capital leases                (146,049)        (94,965)
                                                             ----------      ----------
        Net cash provided by financing activities               141,451         830,035
                                                             ----------      ----------
 Net Increase (Decrease) In Cash                               (141,033)         11,839
 Cash At Beginning Of Year                                      169,895          28,862
                                                             ----------      ----------
 Cash At End Of Year                                        $    28,862     $    40,701
                                                             ==========      ==========

 Supplemental Disclosure Of Cash Flow Information:
   Interest paid                                            $    32,000     $     2,500

 Supplemental Disclosure Of Non-cash Transactions:
   Offset accounts payable against accounts receivable          236,600               -
   Issuance of stock as partial payment on notes
      payable to directors                                      187,570               -
   Offset notes payable against goodwill and accounts
     receivable                                                 252,959               -
   Conversion of debenture and accrued interest
     into stock                                                  55,594               -
   Debenture payment offset against proceeds from
     Norcross clinic sale                                       665,000               -
   Offset notes payable against accounts receivable,
     equipment and goodwill                                           -         289,534
   Issuance of stock in connection with financing
     activities                                                       -         225,000
   Issuance of stock in connection with purchase of
     clinic assets                                                    -       5,100,000
   Return of capital lease assets to lessor                           -          91,288
   Reclassify accrued interest to debentures                          -         312,000
   Reclassify capital leases and notes payable to
     bankruptcy claims                                                -         420,897
   Reclassify accounts payable and accrued expenses to
     bankruptcy claims                                                -         815,482
   Conversion of capital lease assets to operating leases             -          85,558



   See accompanying notes to these consolidated financial statements.

                         AMERICAN HEALTHCHOICE, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. Organization and Summary of Significant Accounting Policies

 Organization - American HealthChoice, Inc. and Subsidiaries (the Company) consists of a parent company and thirteen clinics providing medical, physical therapy, and chiropractic services in San Antonio, McAllen, Laredo, San Benito, Corpus Christi and Houston, Texas and New Orleans, Louisiana. Substantially all of the Company's revenues are derived from chiropractic, physical therapy and medical services provided to individuals living in the vicinity of the clinics.

 Consolidation Policy - The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material inter-company accounts and transactions have been eliminated in consolidation.

 Net Patient Revenues - Revenue is recognized upon performance of services. Substantially all of the Company's revenues are derived from personal injury claims and claims filed on major medical policies, worker's compensation policies, Medicare or Medicaid. Allowances for discounts on services provided are recognized in the periods the related revenue is earned. Allowances are maintained at levels considered appropriate by management based upon historical charge-off experience and other factors deemed pertinent by management. Fiscal 2000 and 1999 net patient revenues; as a percentage of total revenues, for medical and chiropractic, including physical therapy services amounted to 18% and 82%, 30% and 70%, respectively.

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

 Advertising Costs - The Company's policy is to expense all advertising costs in the period in which advertising first takes place. Advertising expense was approximately $264,000 and $117,000 for the years ended September 30, 2000 and 1999 respectively.

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

 Goodwill - Goodwill arose from the Company's acquisitions of three clinics in September 2000 and is being amortized using the straight-line method over 10 years. During 2000, goodwill of approximately $130,000 was written off as a part of disposing of or closing clinics.

 Recent   Accounting   Pronouncements   -   There   were   no   authoritative
 pronouncements adopted in the years ended September 30, 2000 and 1999 that had a material effect on the Company's consolidated financial statements.

 The Financial Accounting Standards Board has released FAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities"(An amendment of FASB Statement No. 133), FAS 139, "Recission of FASB Statement No. 53 and amendments to FASB Statements No. 63, 89 and 121," and FAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (A replacement of FASB Statement No. 125). The Company believes that the impact of these new standards will not have a material effect on the Company's consolidated financial position, results of operations or disclosures.

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

 The potentially dilutive securities held at September 30, 2000 and 1999 were convertible debentures and stock options. For 1999 the effect of the assumed conversion of these securities was anti dilutive and for 2000 the effect was immaterial.


 2. Clinic Acquisitions

 On September 1, 2000, the Company acquired for cash and stock all the operating assets of three Texas chiropractic clinics located in Laredo, San Benito and Corpus Christi. The total acquisition cost was $6,000,000 of which $900,000 was paid in cash and $5,100,000 was paid through the issuance of 34,000,000 shares of the Company's common stock.

 The Asset Sale and Purchase Agreement (the "Agreement") states that 20,000,000 shares from the 34,000,000 shares issued shall be placed in escrow for possible redemption by the Company based on the Earnings before Interest, Taxes, Depreciation and Amortization ("EBITDA") for the acquired clinics during the two year period commencing September 1, 2000. If the combined EBITDA of the acquired clinics for the year ended September 1, 2001 does not reach $1,500,000, the Company shall have the right to redeem a proportionate number of 10,000,000 shares based on the percentage difference between the actual EBITDA for the period and $1,500,000. The Company shall have the same right of redemption based on an additional 10,000,000 shares for the year ended September 30, 2002. In addition, the Agreement provides for a purchase adjustment if the average daily closing bid price for the common stock of the Company is below $.15 per share for the 90 trading days before September 1, 2001 and September 1, 2002. A proportionate number of additional shares will be issued for the difference between the actual average share bid price and $.15 based on 24,000,000 shares and 10,000,000 at September 1, 2001 and September 1, 2002, respectively. The calculation of additional shares to be issued shall be reduced for any shares redeemed per the EBITDA adjustment.

 The acquisition has been accounted for as a purchase. The excess of the total acquisition cost over the fair value of the net assets acquired of $3,850,000 is being amortized over ten years by the straight-line method. The results of operations of the acquired clinics since the acquisition are included in the consolidated financial statements. Unaudited pro forma results of operations for the eight months ended August 31, 2000 and the twelve months ended December 31, 1999 as though these clinics had been acquired as of January 1, 1999 follow:

                                  Twelve months ended     Eight months ended
                                   December 31, 1999        August 31, 2000
                                   -----------------        ---------------
      Net revenue                      6,999,000               4,172,000

      Net income (loss)               (1,734,000)                288,000

      Basic and diluted earnings
       (loss) per share                    (0.03)                   0.00

 The preceding amounts reflect adjustments for amortization of goodwill, additional depreciation on revalued purchased assets, imputed interest on borrowed funds and income taxes.

 3. Reorganization

 On October 19, 1999, American HealthChoice, Inc., the parent company, and AHC Physicians Corporation, Inc., a subsidiary that owns the Georgia clinics, filed Chapter 11 Bankruptcy Petitions with the United States Bankruptcy Court, Northern District of Texas, Dallas Division (Case No. 99-37314). The Company elected to file the petitions for two primary reasons. First, it was unable to restructure terms of the September 1997 and August 1998 Debenture Agreements, which would have allowed for new funding to acquire profitable clinics. Second, in early October 1999, the Company received an adverse ruling on a lawsuit. The Company filed a Disclosure Statement and Plan of Reorganization on February 16, 2000. The Company's Amended Joint Disclosure Statement was approved by the United States Bankruptcy Court on April 6, 2000 and subsequently distributed to creditors and other parties in interest. The Company's Amended Plan of Reorganization (the "Plan")was confirmed by the United States Bankruptcy Court on August 8, 2000 and became effective September 9, 2000.

 An important provision of the Plan was the acquisition of three established clinics with expected gross annual revenue of $4,000,000 and projected EBITDA of approximately $1,200,000. The purchase price is $6,000,000 with $900,000 in cash and $2,100,000 in common stock at closing and the remainder of $3,000,000 in common stock, which will be held in escrow until annual cash flow targets are achieved over a two year period. The acquisition was completed on September 1, 2000.

 In addition, the Plan allows the holders of the August 1998 Convertible Debenture, who are owed $3,385,000 face amount, plus accrued interest of $312,000 as of October 19, 1999, to convert their debentures into 20,475,000 shares of common stock over a three year period ending August 24, 2003.

 Certain capital lease assets were returned to the lessor and other capital leases were converted to operating leases as part of the Plan. The settlements with these lessors did not have a material effect on the financial position or operating results of the Company. Bankruptcy claims of other creditors and certain insiders in the amount of $516,000 and $650,000, respectively, will be paid in full in three equal annual installments beginning September 2001.

 Shareholders of the Company's common stock as of October 19, 1999 will exchange shares issued before the filing date for an equivalent number of new shares as approved in the Plan.

 The acquisition of the clinics in September 2000 and future working capital requirements will be funded through an infusion of approximately $1,000,000 in new capital. The debenture conversions and the acquisition of the clinics will increase the number of outstanding shares of common stock to approximately 90 million.

 4. Property and Equipment

 Property and equipment consists of the following:
                                                               September 30,
                                                 Useful Life       2000
                                                 -----------    ----------
      Land                                                 -   $   120,000
      Building and leasehold improvements         2-39 years        73,263
      Furniture and equipment, including
        equipment under capital leases            5-15 years       953,711
      Less accumulated depreciation and
        amortization                                              (678,497)
                                                                ----------
                                                               $   468,477
                                                                ==========
 The following is a summary of equipment
   under capital leases:
      Equipment                                                $   359,020
      Less accumulated amortization                               (328,095)
                                                                ----------
                                                               $    30,925
                                                                ==========

 Substantially all assets leased are pledged as collateral under the existing capital lease agreements.


 5. Clinic Divestitures

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

 The net revenue and operating income (loss) from the Georgia clinics were approximately $234,000 and $1,000 for fiscal 2000, and $1,336,000 and $(827,000) for 1999.

 6. Advances and Notes Receivable

 In connection with the sale of the Norcross clinic in February 1999, the Company received a note in the amount of $125,000 due January 31, 2000. The note was paid in full in February 2000.


 7. Notes Payable

                       Description                     9/30/1999    9/30/2000
                                                       ---------    ---------
  1. Demand notes payable to two directors in
     connection with the return of 158,765 shares
     of common stock.  Interest rate is 8%.           $  187,568   $        -

  2. Notes payable to physician in connection with
     the Metropolitan clinic acquisition.
     Collateral is accounts receivable and equipment.    313,699            -

  3. Bridge loans                                        212,500        7,500

  4. Note payable                                              -      900,000

     Other notes payable                                  12,647            -
                                                       ---------    ---------
                                                         726,414      907,500
     Current maturities                                 (726,414)           -
                                                       ---------    ---------
     Long-term notes payable                          $        -   $  907,500
                                                       =========    =========


    1. On December 17, 1998, the president and CEO, and a principal shareholder and board member, agreed to exchange $132,012 and $55,558, respectively, of notes payable for 6,000,523 and 2,525,341 shares of common stock, respectively. The market price at the date of election was $0.022 per share. The principal balance as of October 19,1999 in the amount of $187,568 is included in bankruptcy claims as of September 30, 2000.

    2. The note payable is to the physician, who was the former owner of the Conyers Clinic, with a principal balance of $313,699 at September 30, 1999. The doctor filed a lawsuit for nonpayment in March 1999. On December 3, 1999, the Bankruptcy Court approved a settlement whereby the clinic assets were conveyed to the physician in full settlement of claims against the Company. The principal balance of the note exceeded the book value of the clinic assets by approximately $35,000.

    3. From January to September 1999, certain officers and directors, and a beneficial owner of more than 5% of the common stock advanced $287,5000 in bridge loans in anticipation of the Company obtaining new funding to complete an acquisition of profitable chiropractic clinics in Texas. The Company's President and CEO made loans in the principal amount of $80,000. A beneficial owner of more than 5% of the common stock advanced $175,000 of the total amount. See Footnote 8 "Related Party Transactions." Three additional loans in the total amount of $25,000 were made by two directors of the Company. The remaining loan in the amount of $7,500 was made by an unrelated party. Consideration for these loans in the amount of $32,500 was an equivalent value in common stock computed using the share price on the date of the loan. In this regard, the Company issued 693,453 restricted common shares at share prices ranging from $0.035 to $0.08. The principal balance for related party bridge loans as of October 19, 1999 in the amount of $205,000 is included in bankruptcy claims as of September 30, 2000.

    4. The note payable is to an investment group, in which certain officers and directors, and a beneficial owner of more than 5% of the common stock have a financial interest. The note bears interest at 8% per annum and is due August 31, 2002. As additional consideration, the investment group was issued 9,000,000 shares of restricted common stock with a fair value of $0.025 per share. These financing costs are in Other Assets as of September 30, 2000 and are being amortized over the term of the loan. On December 15, 2000, the investment group provided an additional loan of $50,000 and received 500,000 shares of common stock as additional consideration. See Footnote 8 "Related Party Transactions."

 8. Related Party Transactions

 The President and Chief Executive Officer of the Company, provided bridge loans between June and August 1999 in the aggregate amount of $80,000. As additional consideration for making the loans in the amount of $55,000, an equivalent value in common stock was issued, computed using the share price on the date of the loan. In this regard, the Company issued 598,485 restricted common shares at share prices ranging from $0.06 to $0.11. Bridge loans to related parties in the amount of $80,000 remained outstanding at September 30, 1999.

 Mainstream Enterprises LLC ("Mainstream"), a beneficial owner of more than 5% of the outstanding stock at September 30, 1999, also provided bridge loans to the Company between January and July 1999 in the aggregate amount of $175,000. Mainstream first loaned the Company $25,000 on January 1, 1999. Consideration for this loan was the forgiveness of a $5,069 monthly installment payment on a note receivable from Mainstream related to the sale of a clinic owned by the Company in Brownsville, Texas in June 1998. This loan was settled as of March 31, 1999 by an offset for equivalent amount due the Company for corporate office expenses. Mainstream loaned the Company an additional $25,000 on April 8, 1999. Consideration for this loan was the forgiveness of a $5,069 monthly installment payment on the note receivable for each month the loan remained outstanding. This loan was settled on September 30, 1999 by an offset to the note receivable in the amount of $25,000 related to the sale of a clinic to Mainstream (see below) and six monthly installment payments totaling $30,414. Between April 30, 1999 and July 8 1999, Mainstream provided six additional bridge loans in the aggregate of $125,000. As additional consideration for making these loans, an equivalent value in common stock was issued, computed using the share price on the date of the loan. In this regard, the Company issued 1,650,000 restricted common shares at share prices ranging from $0.04 to $0.10. Bridge loans to Mainstream in the amount of $100,000 remained outstanding at September 30, 1999.

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

 Belair Capital Group, Ltd. ("Belair"), a Nevada limited liability company, is the holder of a $900,000 note payable issued in connection with the acquisition of three clinics in September 2000. In addition, the Company issued 9,000,000 shares of common stock to Belair as further consideration. See Footnote 7 "Notes Payable" and Footnote 2 "Clinic Acquisitions." The note payable of $900,000 and the 9,000,000 shares of common stock are the sole assets of Belair. The following shareholders are also members of
 Belair: the president and CEO (45% member interest), a principal shareholder and board member (14% member interest), and the seller of the clinics, a beneficial owner of more than 5% of the outstanding stock at September 30, 2000 (28% member interest). On December 15, 2000, Belair provided an additional loan of $50,000 and received 500,000 shares of common stock as additional consideration.

 On October 1, 2000, the Company entered into new employment agreements with the President and CEO, the Chief Financial Officer and, a director of the Company, who is also the director at one of the New Orleans, Louisiana clinics. As consideration for entering into these agreements, the Company issued 5,200,000 shares of common stock to the President and CEO, 500,000 shares of common stock to the CFO and 3,215,000 shares to the director

 9. Commitments

 Rent expense for the years ended September 30, 1999 and 2000 amounted to approximately $430,000 and $282,000, respectively. The Company also leases equipment under capital leases with interest rates ranging from 9.0% to 10.0%. Future minimum lease payments under operating leases with terms in excess of one year and capital leases are as follows:

             Year ended September 30,      Operating          Capital
             ------------------------       --------          -------
             2001                          $ 300,400         $ 61,600
             2002                            200,600           13,950
             2003                            132,200                -
             2004                             29,400                -
             2005                                  -                -
                                            --------          -------
             Total minimum lease           $ 662,600           75,550
                                            ========
             Future interest                                   (9,685)
                                                              -------
                                                               65,865
             Less current portion                             (53,365)
                                                              -------
             Non-current portion                             $ 12,500
                                                              =======

 The Company has a three-year employment agreement ending September 30, 2003 with its chief executive officer. In the event of termination of the agreement for any reason, he will be entitled to a severance pay equal to six months of his full salary. After a change of control of the Company, as defined in the employment agreement, if the chief executive officer's employment is terminated, he terminates his employment, his duties are changed or certain other specified events take place, he will be entitled to a severance payment equal to twice his effective annual compensation, together with a continuation of all employee benefits for one year.


 10. Convertible Debentures

 In September 1997, the Company sold two 8% Cumulative Convertible Debentures in the aggregate amount of $3,550,000 in a Regulation S offering. The
 Debentures are convertible after 82 days at a conversion price equal to eighty (80%) of the average closing bid price of the shares of common stock of the Company as quoted on the Nasdaq SmallCap Market for the five (5) trading days preceding the date of conversion. The interest on the note is payable in cash or in kind as shares. An investment banking firm received
 $461,500 for all fees. Financing costs including interest for the debentures was recorded in the fourth quarter of fiscal 1997. Between February 16, 1998 and August 24,1999 $1,300,594 of Debentures and $71,141 in accrued interest were converted for 5,045,121 shares of common stock. The conversion price per share ranged from $1.25 to $0.022 per share.

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

 As part of the Plan of Reorganization confirmed by the United States Bankruptcy Court on August 8, 2000 and effective September 9, 2000, the holders of the August 1998 Regulation D Debentures agreed to replace debentures in the principal amount of $3,385,000 and accrued interest of $312,000 as of October 19, 1999 with new three year debentures dated August 24, 2000. The issuance of these new debentures replaced and superceded any prior debt obligation of the Company to the holders of the Regulation D debentures. The new debentures are convertible into 20,475,000 shares of common stock at the holders option at any time during the term of the debentures.

 Per the new debenture agreement, in satisfaction of its obligation, the Company issued 20,475,000 shares of common stock on September 19, 2000 to an escrow trustee designated by the debenture holders. At any time during the three period ended August 24, 2003, upon receipt of a conversion notice from the debenture holders, the escrow trustee will instruct the Company's transfer agent to issue a portion of the 20,475,000 shares in the name of individual debenture holders. Pursuant to Section 1145 of the United States Bankruptcy Code, the shares then issued to the debenture holders are exempt from registration under the Securities Act of 1933. Upon conversion by the debenture holders of a specified number of the 20,475,000 shares held by the escrow trustee, the Company will transfer a proportionate amount in dollars of the $3,697,000 principal of the new debentures to common stock and additional paid in capital included in stockholders' equity. Until the time of conversion, the debenture holders will have no shareholder rights as to the 20,475,000 issued by the Company in settlement of its obligation in September 2000.

 Following is a summary  of debenture activity for  the year ended  September
 30, 2000:

                                         New         Reg. D          Total
                                      ---------     ----------      ---------
 Principal balance at                $        -    $ 3,385,000     $3,385,000
   September 30, 1999
 Replacement of debentures per Plan   3,385,000     (3,385,000)             -
 Reclassify accrued interest            312,000              -        312,000
                                      ---------     ----------      ---------
 Principal balance at
   September 30,  2000               $3,697,000    $         -     $3,697,000
                                      =========     ==========      =========

 11. Stockholders' Equity

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

 In fiscal year 1999, the Company issued 2,941,938 shares of common stock  in
 connection with bridge  loans in  the amount of  $212,500.   See Footnote  7
 "Notes Payable" and Footnote 8 "Related Party Transactions."

 In fiscal year 1999, the Company issued 80,000 shares of common stock to employees for employment bonuses and incentive awards including 50,000 shares to the President and CEO. The price per share was $0.0938.

 In August 1999, the Company issued 250,000 shares of common stock in connection with a consulting agreement at $.05 per share.

 In September 2000, the Company issued  34,000,000 shares of common stock  in
 connection with  the  acquisition  of  clinics.    See  Footnote  2  "Clinic
 Acquisition" and Footnote 8 "Related Party Transactions."

 In September 2000, the Company issued 9,000,000 shares in connection with financing related to the acquisition of clinics. See Footnote 2 "Clinic Acquisition", Footnote 7 "Notes Payable" and Footnote 8 "Related Party Transactions."

 On October 1, 2000, the Company entered into new employment agreements with the President and CEO, the Chief Financial Officer and, a director of the Company, who is also the director at one of the New Orleans, Louisiana clinics. As consideration for entering into these agreements, the Company issued 5,200,000 shares of common stock to the President and CEO, 500,000 shares of common stock to the CFO and 3,215,000 shares to the director.

 The holders of any preferred stock, which might be issued, shall have such rights, preferences and privileges as may be determined by the Company's board of directors. Currently there are no holders of preferred stock.

 12. Concentration of Credit Risk

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

 The Company's trade receivables at September 30, 1999 and 2000 consist of the following, stated as a percentage of total accounts receivable:


                                                           1999       2000
                                                           ----       ----
     Personal injury claims                                  78%       68%
     Medical claims filed with insurance companies           13        18
     Workman's compensation claims                            8        14
     Other claims                                             1         -
                                                            ----      ----
                                                            100%      100%
                                                            ====      ====

 13. Income Taxes

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

 The principal differences resulting in deferred taxes are the financial statement bases versus the tax bases of amortization of goodwill, vacation accrual, employee stock options, and section 481 adjustment due to a change from cash to accrual for tax purposes in fiscal year 1997.

 The deferred tax assets in the consolidated balance sheet at September 30, 2000 are as follows:

                                           Current        Non-current
                                          --------        -----------
      Vacation accrual                   $   3,300       $          -
      Goodwill                                   -             46,900
      Contributions carry-forwards               -              1,500
      Net operating loss carry-forwards          -          5,169,100
                                          --------        -----------
          Total assets                       3,300          5,217,500
          Less valuation allowance          (3,300)        (5,217,500)
                                          --------        -----------
                                         $       -       $          -
                                           =======        ===========

 At September 30, 2000, the Company has net operating loss and contribution carry forwards of approximately $13,784,000 and $3,900, respectively, to offset future taxable income. These carry forwards expire through the year 2014. A valuation allowance was established to reduce the net deferred tax asset for the amounts that will more likely than not be realized. This reduction is primarily necessary due to restrictions in the Company's ability to utilize all of the net operating loss carry forwards imposed by Section 382 of the Internal Code due to ownership changes resulting from clinic acquisitions in September 2000. See Footnote 2 "Clinic Acquisitions."


 14. Stock Options and Warrants

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

 The following schedule summarizes the changes in the Employee Plan and the Director Plan for the two years ended September 30, 2000:

                                                         Option Price
                                                   --------------------------
                                       Number of    Per Share    Total Option
                                         Shares                      Price
                                      ---------    ----------     ----------
 Outstanding at September 30, 1998      937,833   $0.28 - $3.00  $ 1,688,100
   (937,833 exercisable)

 For the year ended September 30, 1999:
       Granted                          200,000       $0.09           18,800
       Granted (1)                      710,000       $0.05           35,500
       Cancelled (1)                    710,000   $0.28 - $2.34    1,179,400
       Expired                            3,333        $3.00          10,000
       Exercised                              -         -                  -
                                      ---------                   ----------
 Outstanding at September 30, 1999    1,134,500   $0.05 - $2.34      553,000
   (1,134,500 exercisable)

 For the year ended September 30, 2000:
       Granted                          777,500       $0.05           38,900
       Cancelled                        675,000   $0.05 - $2.00      188,800
       Expired                                -         -                  -
       Exercised                              -         -                  -
                                      ---------                   ----------
 Outstanding at September 30, 2000    1,237,000   $0.05 - $2.34  $   403,100
   (1,237,000 exercisable)            =========                   ==========


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

 The Company granted an  investment group the right  to acquire an option  to acquire common stock at specified prices over a defined period of time.  The agreement provided for each  option to be issued  in exchange for  $100,000, which amount will be applied  to the purchase of  common stock, when and  if
 the option is exercised.   The following is  a summary of  the terms of  the
 transaction:

    Last                          Nonrefundable                Possible
   Option                            Fee To       Total        Exercise
  Purchase                          Acquire     Exercise         Price
    Date                             Option       Price        Per Share
 ------------------                --------     --------          -----
 March 18, 1996                   $ 100,000    $ 750,000         $ 2.25
 June 18, 1996                    $ 100,000    $ 750,000         $ 4.90
 September 18, 1996               $ 100,000    $ 750,000         $ 4.90
 December 18, 1996                $ 100,000    $ 750,000         $ 4.90

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

 In compliance  with  SFAS  No. 123,  the  Company  recognizes  and  measures compensation costs  related to  the Employee  Plan utilizing  the  intrinsic value based method.  Accordingly, no  compensation cost has been recorded.
 Had compensation  expense  been  determined on  the  fair  value  of  awards granted, net income (loss) and net  income (loss) per share would have  been as follows:
                                2000                       1999
                                ----                       ----
                      As Reported   Pro forma    As Reported   Pro forma
                      -----------   ---------    -----------   -----------
   Net income (loss)   $ 192,577    $ 138,275    $(2,843,888)  $(2,862,480)
   Net income (loss)
     per share         $    0.01    $    0.00    $     (0.12)  $     (0.12)


 The fair value of  all options and warrants  are estimated using the  Black-
 Scholes option-pricing  model  with  the following  assumptions:  risk  free interest rate 5.75% for 2000  and 5.5% for 1999;  expected life 5 years  for
 2000 and 3 years for  1999; expected volatility 265%  for 2000 and 298%  for
 1999; dividend yield  0%.  The  fair values generated  by the  Black-Scholes model may not  be indicative of  the future benefit,  if any,  which may  be
 received by  the holders.    The weighted  average  exercise price  for  all
 options outstanding was $0.33 and $0.49  as of September 30, 2000 and  1999,
 respectively.  Since certain options have an indeterminable expiration,  the weighted average expiration date could not be determined.


 15. Stock Purchase Plans

 In August 1995, the  Company adopted its 1995  Employee Stock Purchase  Plan
 (the "Stock Purchase Plan"), effective October 1, 1995, which allows employees to acquire common stock of the Company at 85% of its fair market value from payroll deductions received from the employees. The Company has reserved a total of 250,000 shares of its common stock to be sold to eligible employees under the Stock Purchase Plan. As of September 30, 2000, no employees were participating in the Stock Purchase Plan. In July 1997, the Company adopted its 1997 Executive Stock Bonus Plan ("Executive Stock
 Bonus Plan") under which options to purchase shares of common stock may be issued to employees of the Company. The Company reserved 260,870 shares of Common Stock for issuance under the Executive Bonus Plan. As of September
 30, 2000, 190,475 shares  have been issued under  the Executive Stock  Bonus
 Plan.

 16. Consultant Stock Plans

 In March 1997, the Company authorized for issuance 200,000 shares of  Common
 Stock pursuant to a  consulting agreement ("Consultant  Plan 1"). In  August
 1997, the Company reserved 250,000 shares of Common Stock for issuance to other consultants ("Consultant Plan 2"). Consultant Plan 2 expired December
 31, 1999.  As of September 30,  2000, 200,000 shares have been issued  under
 Consultant Plan 1 and 40,000 shares under Consultant Plan 2.The Company issued two consultant stock plans under an S-8 SEC registration.


 17. Disclosures About Fair Value of Financial Instruments

 Generally, the fair  value of  financial instruments  classified as  current assets or  liabilities  approximate carrying  value  due to  the  short-term maturity of the instruments.  The  fair value of long-term debt and  capital lease instruments  was  based  on  current  borrowing  rates  available  for
 financing with  similar  terms  and  maturities.   The  fair  value  of  the
 convertible debentures  was  estimated at  the  market value  of  20,415,000 shares of common stock into which the debentures are convertible.

                                      Carrying Value     Fair Value
                                      --------------     ----------
       Long-term debt                      907,500          907,500
       Capital lease obligations            65,865           65,865
       Bankruptcy claims                 1,208,050        1,042,705
       Convertible debentures            3,697,000        1,433,250


 18. Legal Proceedings

 One former doctor and two physicians' assistants who worked at the Norcross,
 Georgia clinic have filed a law suit  naming  the  Company as a codefendant.
 The one doctor  and one  of the physician  assistants worked  at the  clinic prior to the Company purchasing the clinic.  The other physicians' assistant
 left the  clinic within  one year  of  the Company's  purchase.   The  claim
 alleges a right to the account  receivable for patients the doctors  treated at the clinic that were collected  after the doctors' employment ended  with the  clinic.  The  Company denies any liability  and intends to cross  claim against the  former managing  doctor  of the  clinic.  The case  was:  Susan
 Johnson, Gilberto Martorell, and Henry Heard v. American HealthChoice, Inc.,
 dba Peachtree  Corners Medical  Center, and  Malcolm  Dulock, filed  in  the
 Superior Court  of Gwinnett  County,  Georgia.  The  Plan of  Reorganization
 approved the  United States  Bankruptcy Court  in  August 2000,  allows  the plaintiffs to pursue  their claim with  the Company's malpractice  insurance carrier with no further obligation on the part of American HealthChoice.

 A person claiming  to have performed  certain services in  formation of  the
 Company has sued claiming he is due a larger percentage of the Company stock than what he received.  The Company was served notice on March 29, 1998  and has retained a law firm to seek a  dismissal or in the alternative a  change
 of venue.   The case is Stewart v. American HealthChoice, Inc. filed in  the
 United States District Court,  Middle District  of Florida,  Tampa Division.
 The case  has been  transferred to  the United  States Bankruptcy  Court  in
 Dallas, Texas.  A trial is scheduled in January 2001.

 The Company was  engaged in  litigation filed on  February 23,  1998 with  a former landlord at a location where  the Company closed a clinic for  breach
 of lease.   The Company answered  and counter claimed  against landlord  for landlord's failure to  perform under the  agreement.  The  case is:  Assist,
 Inc., v. American HealthChoice, Inc., filed  in State District Court,  285th
 Judicial District, Bexar  County, Texas.   The claim was  disallowed by  the
 United States Bankruptcy Court.

 The Company was engaged  in litigation with an  equipment lessor.  The  suit was filed October 14, 1998.  The  plaintiff alleged that the Company is  the guarantor for a  company called Corrective  Vision Center that  went out  of
 business.   The  case was:  Advanta  Business Services  Corp.,  v.  American
 HealthChoice, Inc., filed in the County Civil Court of Harris County at  Law
 No. 4, Harris County, Texas.  Advanta won a decision for the full amount  of the suit at a summary judgement hearing on January 20, 1999.  The  plaintiff failed to file a claim with the Bankruptcy Court and is barred from  further action.

 The Company was served a complaint on December 7, 1999 alleging  unspecified damages arising from an alleged contract  breach concerning the purchase  of the McAllen Texas clinic in 1996.  The  case was filed in the 16th  District
 Court, of  Denton  County,  Texas.    In  connection  with  the  Chapter  11
 Bankruptcy, the  case was  transferred to  the Bankruptcy  Court in  Dallas,
 Texas.   The case  is scheduled  for trial  in January  2001.   The  Company
 believes the Bankruptcy  Court will dismiss  the case  for several  reasons, including the fact that the plaintiff failed to file a claim in the  Chapter
 11 Bankruptcy.

 On October 19, 1999,  American HealthChoice, Inc.,  the parent company,  and
 AHC Physicians  Corporation,  Inc.,  a  subsidiary  that  owns  the  Georgia clinics, filed  Chapter  11  Bankruptcy Petitions  with  the  United  States
 Bankruptcy Court, Northern District of Texas, Dallas Division (Case No.  99-
 37314).   A  Plan  of  Reorganization  was  approve  by  the  United  States
 Bankruptcy Court on  August 8,  2000 and  became effective  on September  9,
 2000.

 The Company has been named in other litigation. In Management's judgement, the matters do not involve material amounts of exposure for the Company.


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


                                   PART III


 ITEM 9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
 COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS


 The following table sets forth information regarding the executive officers and directors of the Company.


         Name                 Age     Position                 Since
  ----------------------      ---  -------------------       -----------
  Joseph W. Stucki, D.C.       41  President, Chief          March 1995
                                   Executive Officer and
                                   Chairman of the Board
                                   of Directors

  John C. Stuecheli            53  Chief Financial           January 1999
                                   Officer, Vice President
                                   and Secretary

  Jeffrey Jones, D.C.          39  Director                  March 1995

  Michael R. Smith, M.D.       42  Director                  December 1996

  John V. Mansfield            53  Director                  June 1998

  James Roberts                41  Director                  June 1998



      Joseph W.  Stucki,  D.C.   Dr.  Stucki  is  Chairman of  the  Board  of
 Directors, Chief Executive Officer and President of the Company.  Dr. Stucki
 has been a licensed chiropractor for  approximately 18 years.  In May  1983, he founded  United  Chiropractic Clinics,  Inc.  and, as  its  Chairman  and
 President,  purchased  or  developed  and  opened  approximately  84  multi-
 disciplined clinics  (chiropractic,  medical,  physical  therapist,  massage therapist, etc.).  From 1988 through 1995, Dr. Stucki served as Chairman and
 Chief Executive Officer of United Health  Services.  United Health  Services
 developed approximately 150  franchises throughout the  United States.   Dr.
 Stucki has been a consultant to health care organizations on various  issues including  practice  management,  strategic  development,  and  mergers  and
 acquisitions.   Dr.  Stucki  has authored  several  papers  and  manuals  on practice management and has been a guest speaker on health care issues.  Dr.
 Stucki is a member of various national, state, and local organizations.

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

      Michael R. Smith, M.D.  Dr. Smith  became a Director of the Company  in
 December 1996.  Dr. Smith, a practicing physician board certified in  family practice, was employed by the Company from September 1994 to December  2000.
  He provided medical services at two of the Company's clinics and served  as the Medical Director for the Company's Texas clinics.  He continues to serve on the Board of Directors of AHC Physicians Corporation, Inc., a  subsidiary
 of the  Company.   From June  1992 through  August 1994,  Dr. Smith  was  an
 employee  and  then partner at the  Texas Trauma Rehabilitation Association.
 Dr. Smith graduated from The University of Texas Medical Branch in 1984.

      John V. Mansfield.  Mr. Mansfield  became a Director of the Company  in
 June 1998.  He has been the President and Chief Executive Officer of Harland
 Properties, Inc. since February 1992 and of Axis Capital LLC since May 1997.
  Harland Properties, Inc., a privately owned located in London, Ontario,  is engaged in  the  business  of  real  property  management,  development  and
 consulting.   Axis  Capital  LLC, a  privately  owned  located  in  Atlanta,
 Georgia, provides advisory services  for companies in transition,  including start-ups, turnarounds, new growth initiatives and mergers and acquisitions.

      James Roberts.  Mr.  Roberts became a Director  of the Company in  June
 1998.  He  has been  the Managing Director  of The  Center For  Church-Based
 Training, located  in  Dallas, Texas,  since  February  1999.   He  was  the
 President of Health  Dental Plus, Inc. from  September 1993 to January 1999.
 Center  For  Church-Based  Training,  a  non-profit  organization,  provides
 advisory services to  churches and  other religious  organizations.   Health
 Dental Plus, Inc. is  engaged in the marketing  of dental benefits plans  to employer groups and individuals.

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

      Based solely on a review of Forms 3, 4 and 5 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e) promulgated under the Securities Exchange Act of 1934, or upon written representations received by the Company, the Company is aware of the following failures to file by reporting persons.

      (1) Dr. J. W. Stucki failed to  file a form 4  for the sale of  100,000 shares on December 31, 1999 with a transaction value of $2,000.
      (2) Dr. J. W. Stucki failed  to file a  form 4 for  the sale of  75,000 shares between January 19, and January  25, 2000 with a transaction value of $21,000.
      (3) Dr. J. W. Stucki failed to file a form 5 for the purchase of 36,150 shares between April 25, and May 25,  2000 with a transaction value of $9,000.
      (4) Dr. Jeff Jones  failed to  file a  form 4  for the  sale of  70,000 shares on December 30, 1999 with a transaction value of $1,400.
      (5) Dr. Jeff Jones failed to  file a form 5  for the purchase of  4,150 shares on May 16, 2000 with a transaction value of $1,000.
      (6) Dr. Michael Smith failed to  file a form 4  for the sale of  17,000 shares on April 8, 2000 with a transaction value of $8,000.

   Late Form 5's for the above transactons will be filed by January 31, 2001.

 ITEM 10. EXECUTIVE COMPENSATION

                         Executive Compensation

      The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by, or paid to the Company's Chief
 Executive Officer and Chief Financial Officer for the last three fiscal years. No other executive officer of the Company who was serving at the end of fiscal 2000 earned more than $100,000 of annual base compensation for services in all capacities to the Company and its subsidiaries.


                    Summary Compensation Table
                                                 Long-Term Compensation
                                                 -----------------------
                         Fiscal                              Under-lying
                          Year       Annual      Restricted  Securities    All other
  Name and Principal     Ending   Compensation     Stock       Options   Compensation
  Position              September    Salary      Awards ($)      (#)         ($)
                           30          ($)
  --------------------    ----     ----------   -----------   ----------    ------
  Dr. Joseph W. Stucki    2000        262,950
  Chairman of the Board,  1999        262,950     4,690 (1)   200,000 (3)   55,000 (4)
  President and Chief
  Executive Officer       1998        262,950    14,050 (1)

  John C. Stuecheli       2000        101,250                  42,500 (5)
  Vice President, Chief
  Financial Officer       1999         62,500
  and Secretary           1998              - (2)

 ___________________________
 (1) Dr. Stucki was entitled to a stock bonus of 50,000 shares on June 1 of each year of his employment agreement for the three year period ended May31, 2000. The closing bid prices per share on June 1, 1998 and 1999 were $0.281 and $0.0938, respectively.

 (2) Mr. Stuecheli assumed his position as Vice President, Chief Financial Officer and Secretary of the Company on January 1, 1999. The Company did not employ Mr. Stuecheli in fiscal 1998.

 (3) On December 17, 1998, the Board of Directors passed a resolution to lower the exercise price to $0.05 per share on 610,000 options outstanding under the 1995 Employee Stock Plan (the "Employee Plan") and 100,000 options outstanding under the 1995 Non-Employee Stock Option Plan (the "Director Plan"). The exercise price on 150,000 options held by Dr. Stucki under the Employee Plan was lowered from $2.00 per share and 50,000 options under the Director Plan was lowered from $2.34. For disclosure purposes, the aforementioned 200,000 re-priced options are reported as grants to Dr. Stucki in fiscal year 1999.

 (4) Value of common stock issued as additional consideration for bridge loans.

 (5) Options granted under the Employee Plan in connection with a salary reduction during the pendency of Chapter 11 Bankruptcy.

                    Stock Option and Stock Purchase Plans

      The following tables set forth the number of options granted to the Company's Chief Executive Officer and Chief Financial Officer during fiscal 2000 and the value of the unexercised options held by them at September 30, 2000.


                   Option/SAR Grants in Last Fiscal Year

                             Number of       % of
                            Securities       Total
                              Under-       Options/
                              lying          SARs
                             Options/      Granted     Exercise
                               SARs           to       or Base
                             Granted       Employees    Price     Expiration
        Name                   (#)      In Fiscal Year  ($/Sh)       Date
  --------------------      -----------  ------------   -----     -----------
  John C. Stuecheli         42,500            5%        $0.05     9/1/05

 ____________________


                  Aggregate Option/SAR Exercises in Last Fiscal Year
                      And Fiscal 2000 Year-End Option/SAR Values

                                                    Number of
                                                   Securities       Value of
                                                   Underlying      Unexercised
                                                   Unexercised     In-the Money
                                                   Options/SARs    Options/SARs
                           Shares                  At FY-End (#)   At FY-End ($)
                          Acquired     Value
                        On Exercise   Realized     Exercisable/     Exercisable/
   Name                     (#)         ($)       Unexercisable    Unexercisable
  --------------------  ------------  --------    --------------   -------------
   Dr. Joseph               None        None       200,000/   -     $ 3,000 (1)
   W. Stucki

   John C.                  None        None        42,500/   -       $ 637 (1)
   Stuecheli
 ____________________

 (1) All options are exercisable. Value is based on the closing price per share on December 31, 2000 as quoted on the OTC Bulletin Board of $0.065.

                            Employee Benefit Plans

      In August 1995, the Company adopted its 1995 Employee Stock Option Plan (the "Employee Plan") under which options to purchase shares of Common Stock may be issued to employees and consultants of the Company. The Company reserved 1,000,000 shares of Common Stock for issuance under the Employee Plan. Also in August 1995, the Company adopted the 1995 Non-Employee Director Stock Option Plan (the "Director Plan") which provides for the grant of options to directors of up to 250,000 shares that do not qualify as "incentive stock options" under the Internal Revenue Code of 1986. In addition, the Company adopted its 1995 Employee Stock Purchase Plan (the "Stock Purchase Plan"), effective October 1, 1995, which allows employees to acquire Common Stock of the Company at 85% of its fair market value from payroll deductions received from the employees. The Company has reserved a total of 250,000 shares of its Common Stock to be sold to eligible employees under the Stock Purchase Plan. In October 1996, the Board of Directors amended each of the Employee Plan, the Director Plan, and the Stock Purchase Plan to clarify various matters concerning the administration of such plans. In March 1997, the Company authorized for issuance 200,000 shares of Common Stock pursuant to a consulting agreement ("Consultant Plan 1"). In July 1997, the Company adopted its 1997 Executive Stock Bonus Plan ("Executive Stock Bonus Plan") under which options to purchase shares of Common Stock may be issued to employees of the Company. The Company reserved 260,8700 shares of Common Stock for issuance under the Executive Bonus Plan. In August 1997, the Company reserved 250,000 shares of Common Stock for issuance to other consultants ("Consultant Plan 2"). The following table presents the number of shares issued or options granted under each of the Plans as of September 30, 2000:

                             Options
                          Granted/Shares       Option Shares
     Plan                     Issued             Exercised
 -------------                -------            ---------
 Employee Plan                987,000                 0

 Director Plan                250,000                 0

 Stock Purchase Plan                0                 0

 Executive Stock Bonus Plan   190,475                 0

 Consultant Plan 1            200,000                 0

 Consultant Plan 2             40,000                 0

                          Compensation of Directors

      The Company pays its Directors $1,500 for each Board of Director meeting attended in person and $250 for each telephonic Board meeting. The Company reimburses all Directors for reasonable out-of-pocket expenses incurred in connection with attending Board of Director meetings. Pursuant to the Director Plan, any new Director elected to the Board of Directors is to receive a 10-year option to purchase 10,000 shares of Common Stock at an exercise price determined by the Board of Directors at the time of grant. If a non-employee Director is re-elected, such Director is to receive, upon such re-election, a 10-year option to purchase 5,000 shares of Common Stock at an exercise price determined by the Board of Directors at the time of grant. As of September 30, 2000, no options have been granted under the Director Plan except for a one-time grant of options to purchase 100,000 shares granted to a former Director. See "Employment Agreements" for a discussion of the compensation paid to Dr. Jeffrey Jones as an employee of the Company. Dr. Michael R. Smith was paid a salary of $140,000 as an employee of the Company for the fiscal year ended September 30, 2000.

                            Employment Agreements

      Effective October 1, 2000, the Company entered into a three-year employment agreement with Dr. Joseph W. Stucki to serve as President and Chief Executive Officer of the Company for an annual base salary of
 $250,000. As added consideration for entering into the employment agreement, Dr. Stucki received 5,200,000 shares of common stock. The shares bear a "Rule 144" restrictive legend and are valued at $0.025 per share, which is the estimated fair market value as of October 1, 2000. In addition, at the end of each year of employment he will receive a number of shares of the Company's common stock equivalent to $50,000 and, if the Company reports EBITDA of $1,000,000 or more for the fiscal year ended September 30, 2001, he will receive a performance bonus of $20,000. Dr. Stucki is also entitled to a car allowance of $1,000 per month and reimbursement of up to $1,500 per year for continuing professional education. In the event of termination of the agreement for any reason by the Company or Dr. Stucki, he will be entitled to a severance pay equal to twelve months of his full salary. After a change of control of the Company, as defined in the employment agreement, if Dr. Stucki's employment is terminated, he terminates his employment, his duties are changed or certain other specified events take place, he will be entitled to a severance payment equal to twice his effective annual compensation, together with a continuation of all employee benefits for two years.

      Effective October 1, 2000, United Chiropractic Clinic of Uptown, Inc., a subsidiary of the Company, entered into a two year employment agreement with Dr. Jeffrey Jones as a clinic director providing chiropractic services at the New Orleans Uptown clinic for an annual base salary of $150,000. As added consideration for entering into the employment agreement, Dr. Jones received 3,215,000 shares of common stock. The shares bear a "Rule 144" restrictive legend and are valued at $0.025 per share, which is the estimated fair market value as of October 1, 2000. He is also entitled to standard employee benefits and a term life insurance policy of $500,000.

      Effective October 1, 2000, the Company entered into a three-year employment agreement with John C. Stuecheli to serve as Chief Financial Officer and Secretary of the Company for an annual base salary of $110,000. As added consideration for entering into the employment agreement, Mr. Stuecheli received 500,000 shares of common stock. The shares bear a "Rule 144" restrictive legend and are valued at $0.025 per share, which is the estimated fair market value as of October 1, 2000. In addition, if the Company reports EBITDA of $1,000,000 or more for the fiscal year ended September 30, 2001, he will receive a performance bonus of $10,000.


 ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth information regarding the ownership of the Company's Common stock as of December 31, 2000, by (i) each known beneficial owner of more than five percent (5%) of the outstanding Common Stock, (ii) each Director, (iii) each executive officer, and (iv) the executive officers and Directors as a group. All share numbers are provided based on information supplied to management of the Company by the respective individuals and members of the group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.
                                                 Number of      Percent of
                                                  Shares           Class
                                                 ----------        -----
     David P. Voracek, D.C.(1)                   34,204,091        42.5%
     2025 Tartan Trail
     Highland Village, Texas 75077

     Joseph W. Stucki, D.C.(2)                   18,700,478        23.2%
     1300 West Walnut Hill Lane, Suite 275
     Irving, Texas 75038

     Jeffrey Jones, D.C.(3)                       8,499,902        10.54%
     807 S. Carrollton Avenue
     New Orleans, Louisiana 70118

     John C. Stuecheli.(4)                          643,000            *
     1300 West Walnut Hill Lane Suite 275
     Irving, Texas 75038

     Michael R. Smith, M.D.                         371,167            *
     118 Canyon Circle
     Boerne, Texas 78006

     James Roberts                                    9,500            *
     6712 Biltmore Pl.
     Plano, Texas 75023

     John V. Mansfield                                    -            -
     10956 Big Canoe
     Big Canoe, Georgia 30143

     Officers and Directors as                   28,224,047        34.9%
     a group (6 persons)
 __________________________
 *    Less than one percent.

 (1) The number of shares reported includes 1,650,000 shares owned of record by Mainstream Enterprises LLC, a limited liability company, of which Dr. Voracek is the sole member, 4,553,571 shares owned of record by Acme Corpus Chiropractic Clinic, LLC, a limited liability company, of which Dr. Voracek is a 50% member, 10,200,000 shares owned of record by Laredo Family Enterprises, LLC, a limited liability company, of which Dr. Voracek is the sole member, 15,300,000 shares owned of record by Acme Chiropractic, LLC, a limited liability company, of which Dr. Voracek is the sole member, and 2,480,520 shares owned of record by Belair Capital Group, Ltd., a limited liability company, in which Dr. Voracek has a 26% member interest.

 (2) Dr. Stucki is the Chief Executive Officer, President and Chairman of the Board of Directors of the Company. The number of shares reported includes 4,308,000 shares owned of record by Belair Capital Group, Ltd., a limited liability company, in which Dr. Stucki has a 45% member interest and 200,000 shares issuable upon exercise of options at $0.05 per share, which are currently exercisable.

 (3) Dr. Jones is a Director of the Company. The number of shares reported includes 1,586,480 shares owned of record by Belair Capital Group, Ltd., a limited liability company, in which Dr. Jones has a 17% member interest and 110,000 shares issuable upon exercise of options at $0.05 per share, which are currently exercisable.

 (4) Mr. Stuecheli is the Chief Financial Officer and Secretary of the Company. The number of shares owned includes 42,500 shares issuable upon exercise of options at $0.05 per share, which are currently exercisable.


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

 Belair Capital Group, Ltd. ("Belair"), a Nevada limited liability company, is the holder of a $900,000 note payable issued in connection with the acquisition of three clinics in September 2000. In addition, the Company issued 9,000,000 shares of common stock to Belair as further consideration. The note payable of $900,000 and the 9,000,000 shares of common stock are the sole assets of Belair. The following shareholders are also members of
 Belair: Dr. J.W. Stucki (45% member interest), Dr. Jeffrey Jones (14% member interest) and Dr. David Voracek (28% member interest).

 ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits Required by Item 601

      (1)  The following financial statements are filed herewith in Item 7

           (i)       Consolidated Balance sheet as of September 30, 2000
           (ii) Consolidated Statements of Operations for the years ended September 30, 2000 and 1999.
           (iii) Consolidated Statement of Stockholders' Equity for the years ended September 30, 2000 and 1999.
           (iv) Consolidated Statements of Cash Flows for the years ended September 30, 2000 and 1999.
           (v)       Notes to Consolidated Financial Statements.

      (2)
           2.1  Debtors American HealthChoice, Inc. and AHC Physicians
                Corp., Inc. Amended Joint Plan of reorganization dated March 31, 2000 (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K dated September 25, 2000).

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

           3.3 Bylaws of American HealthChoice, Inc. (incorporated by referenceto Exhibit 3.3 to Form 10-KSB, file number 000-26740,filed for the fiscal year ended September 30, 1996).

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

           4.5 Security Agreement dated August 19, 2000 between American HealthChoice, Inc. and Southridge Capital LLC in its capacity as collateral agent for Sovereign Partners, L.P., Dominion Capital Fund, Ltd., Canadian Advantage Limited Partnership, and Atlantis Capital Fund. (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K dated September 25,
                2000).

           4.6 8% Senior Secured Convertible Debenture due August 19, 2003. (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K dated September 25, 2000).

           4.7 Stock Trust and Escrow Agreement entered into as of August 19, 2000 by and between American HealthChoice, Inc., Sovereign Partners, L.P., Dominion Capital Fund, Ltd., Canadian Advantage Limited Partnership, Atlantis Capital Fund and Krieger & Prager, LLP. (incorporated by reference to
                Exhibit 4.3 to Current Report on Form 8-K dated September 25,
                2000).

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

           10.8 1997 Consultant Stock Plan, (incorporated by reference to Form S-8 file number 333-26065, filed for the quarter ended March 31, 1997).

           10.9 1997 Consultant Stock Plan, (incorporated by reference to Form S-8 file number 333-35581, filed for the quarter ended September 30, 1997).

          10.10 1997 Executive Bonus Plan, (incorporated by reference to Form S-8 file number 333-36475, filed for the quarter ended September 30, 1997).

          10.13 Employment Agreement for Chief Executive Officer dated June 1,1997 between American HealthChoice, Inc. and Dr. Wes Stucki (incorporated by reference to Exhibit 10.13 to Form 10-KSB, file number 000-26740, filed for the fiscal year ended September 30, 1998).

          10.14 Asset Purchase Agreement dated February 12, 1999 between AHC Physicians Corporation and Georgia Clinic LLC (incorporated by reference file number 000-26740, filed for the fiscal quarter ended March 31,1999).

          10.15 Demand Note dated June 10, 1999 between American
                HealthChoice, Inc. and Dr. J. W. Stucki (incorporated by reference to Exhibit 10.15 to Form 10-KSB, file number 000-26740, filed for the fiscal year ended September 30, 1999).

          10.16 Demand Note dated June 25, 1999 between American
                HealthChoice, Inc. and Dr. J. W. Stucki (incorporated by reference to Exhibit 10.16 to Form 10-KSB, file number 000-26740, filed for the fiscal year ended September 30, 1999).

          10.17 Demand Note dated April 30, 1999 between American
                HealthChoice, Inc. and Mainstream Enterprises, LLC (incorporated by reference to Exhibit 10.17 to Form 10-KSB, file number 000-26740, filed for the fiscal year ended September 30, 1999).

          10.18 Demand Note dated May 25, 1999 between American
                HealthChoice, Inc. and Mainstream Enterprises, LLC (incorporated by reference to Exhibit 10.18 to Form 10-KSB, file number 000-26740, filed for the fiscal year ended September 30, 1999).

          10.19 Demand Note dated May 10, 1999 between American
                HealthChoice, Inc. and Mainstream Enterprises, LLC (incorporated by reference to Exhibit 10.19 to Form 10-KSB, file number 000-26740, filed for the fiscal year ended September 30, 1999).

          10.20 Demand Note dated June 15, 1999 between American
                HealthChoice, Inc. and Mainstream Enterprises, LLC (incorporated by reference to Exhibit 10.20 to Form 10-KSB, file number 000-26740, filed for the fiscal year ended September 30, 1999).

          10.21 Demand Note dated July 1, 1999 between American
                HealthChoice, Inc. and Mainstream Enterprises, LLC (incorporated by reference to Exhibit 10.21 to Form 10-KSB, file number 000-26740, filed for the fiscal year ended September 30, 1999).

          10.22 Demand Note dated July 10, 1999 between American
                HealthChoice, Inc. and Mainstream Enterprises, LLC (incorporated by reference to Exhibit 10.22 to Form 10-KSB, file number 000-26740, filed for the fiscal year ended September 30, 1999).

          10.23 Demand Note dated August 8, 1999 between American
                HealthChoice, Inc. and Dr. J. W. Stucki (incorporated by reference to Exhibit 10.23 to Form 10-KSB, file number 000-26740, filed for the fiscal year ended September 30, 1999).

          10.24 Asset Sale and Purchase Agreement dated September 1, 2000 by and between Acme Corpus Chiropractic Clinic, LLC, Laredo Family Enterprises, LLC, Acme Chiropractic Clinic, LLC and American HealthChoice, Inc.*

          10.25 Loan Agreement dated September 1, 2000 between Belair Capital, Ltd. and American HealthChoice, Inc.*

          10.26 Employment Agreement effective October 1, 2000 between Dr.
                J. W. Stucki and American HealthChoice, Inc.*

          10.27 Employment Agreement effective October 1, 2000 between Dr. Jeffrey Jones and American HealthChoice, Inc.*

          10.28 Employment Agreement effective October 1, 2000 between John
                C. Stuecheli and American HealthChoice, Inc.*

          10.29 Laredo Family Enterprises, LLC Financial Statements for the twelve months ended December 31, 1999*

          10.30 San Benito Chiropractic Clinic, LLC Financial Statements for the twelve months ended December 31, 1999*

          10.31 Acme Corpus Chiropractic Clinic, LLC Financial Statements for the twelve months ended December 31, 1999*

          21    List of Subsidiaries of American HealthChoice, Inc.*

          23.1  Consent of Certified Public Accountants*

          27    Financial Data Schedule*

      * Filed herewith

 (b) The Company filed a Form 8-K on September 25, 2000 relating to the approval of the Plan of Reorganization.

                               SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               AMERICAN HEALTHCHOICE, INC.

 Date: January 16, 2001        By:  /s/ Dr. J.W. Stucki
                               Dr. J.W. Stucki, Chief Executive
                               Officer and President

      In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                          Title                         Date
 -------------------      ---------------------------------   ----------------
 /s/ Dr. J.W. Stucki      Chief Executive Officer, President
     Dr. J.W. Stucki      and Chairman of the Board
                          (Principal Executive Officer)       January 16, 2001

 /s/ John C. Stuecheli    Chief Financial Officer and
     John C. Stuecheli    Vice President-Finance
                          (Principal Financial and
                          Accounting Officer)                 January 16, 2001

 /s/ John V. Mansfield    Director, Chairman of Audit
     John V. Mansfield    Committee                           January 16, 2001

 /s/ James Roberts        Director
     James Roberts                                            January 16, 2001

 /s/ Dr. Jeff Jones       Director
     Dr. Jeff Jones                                           January 16, 2001

 /s/ Dr. Michael Smith    Director
     Dr. Michael Smith                                        January 16, 2001