Form 10QSB
period 2000-12-31
AMERICAN HEALTHCHOICE INC /NY/
filed 2001-02-20
CIK 854862

U.S. Securities and Exchange Commission

                            Washington, D.C. 20549


                                 FORM 10-QSB

 (Mark One)
   [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended December 31, 2000

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

      Yes [X]        No [  ]

      As of December 31, 2000, there were outstanding 80,559,259 shares of the issuer's Common Stock, par value $.001 per share.

 Transitional Small Business Disclosure Format (check one)

      Yes [   ]      No [X]



                         AMERICAN HEALTHCHOICE, INC.

                             INDEX TO FORM 10-QSB

                   For the Quarter Ended December 31, 2000




       Part I Financial Information

          Item 1.  Financial Statements

            Consolidated Balance Sheet ........................       2

            Consolidated Statement of Operations ..............       3

            Consolidated Statement of Cash Flows ..............       4

            Notes to Consolidated Financial Statements ........       5


          Item 2.  Management's Discussion and Analysis or Plan
                   of Operation ...............................       6

       Part II Other Information

          Item 1.  Legal Proceedings...........................       7

          Item 2.  Changes in Securities and Use of Proceeds...       7

          Item 3.  Defaults upon Senior Securities.............       7

          Item 4.  Submission of Matters to a Vote of Security
                   Holders ....................................       7

          Item 5.  Other Information...........................       7

          Item 6.  Exhibits and Reports on Form 8-K............       7


       Signatures  ............................................       8




                        PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements

                         AMERICAN HEALTHCHOICE, INC.
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET
                                 (Unaudited)
                              DECEMBER 31, 2000

                                 ASSETS


 Current Assets:
 Cash                                                         $      2,613
 Accounts receivable, less allowance for doubtful
   accounts of $8,373,462                                        7,619,680
 Advances and notes receivable                                      74,186
 Other current assets                                               71,800
                                                               -----------
      Total current assets                                       7,768,279

 Property and equipment, net                                       470,200
 Goodwill, net                                                   3,720,664
 Other assets                                                      427,963
                                                               -----------
      Total assets                                            $ 12,387,106
                                                               ===========


                  LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities:
 Current portion of capital lease obligations                 $     58,365
 Current bankruptcy claims                                         446,800
 Accrued payroll and payroll taxes                                 230,101
 Accounts payable and accrued expenses                             179,843
                                                               -----------
      Total current liabilities                                    915,109

 Convertible debentures                                          3,697,000
 Notes payable to related parties                                  957,500
 Long-term bankruptcy claims                                       761,250
                                                               -----------
      Total liabilities                                          6,330,859

 Commitments                                                             _

 Stockholders' Equity:
 Preferred stock, $.001 par value; 5,000,000 shares
   authorized; none issued                                               -
 Common stock, $.001 par value; 115,000,000 shares
   authorized; 80,559,259 shares issued and outstanding             80,559
 Options to acquire common stock                                   150,104
 Additional paid-in capital                                     18,871,250
 Accumulated deficit                                           (13,045,666)
                                                               -----------
      Total stockholders' equity                                 6,056,247
                                                               -----------
      Total liabilities and stockholders' equity              $ 12,387,106
                                                               ===========


      See accompanying notes to these consolidated financial statements.





                         AMERICAN HEALTHCHOICE, INC.
                               AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)
                                              Three Months Ended December 31,
                                              -------------------------------
                                                     1999           2000
                                                  ----------     ----------
 Net Patient Revenues                            $ 1,014,685    $ 1,235,847

 Operating Expenses:
   Compensation and benefits                         641,138        695,218
   Depreciation and amortization                      24,000        135,205
   General and administrative                        254,085        331,415
   Rent expense                                       78,900         80,167
                                                  ----------     ----------
      Total operating expenses                       998,123      1,242,005

 Other Income (Expense):
   Gain on disposition of clinic                      29,000              -
   Interest expense and other costs of borrowing     (18,012)       (26,063)
   Other income                                            -         50,000
                                                  ----------     ----------
      Total other income                              10,988         23,937
                                                  ----------     ----------
 Income Before Taxes                                  27,550         17,779

 Taxes                                                     -          6,000
                                                  ----------     ----------
 Net Income                                      $    27,550    $    11,779
                                                  ==========     ==========

 Basic and Diluted Net Income Per Share          $         -    $         -


 Weighted Average Common Shares Outstanding       28,144,259     80,121,057


      See accompanying notes to these consolidated financial statements.




                         AMERICAN HEALTHCHOICE, INC.
                               AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                 Three Months Ended December 31,
                                                 -------------------------------
                                                         1999         2000
                                                       ---------    ---------
 Cash Flows From Operating Activities:
 Net income                                           $   27,550   $   11,779
 Adjustments to reconcile net income to
   net cash used in operating activities:
   Allowance for doubtful accounts                       386,600      639,717
   Gain on disposition of Conyers clinic assets          (29,000)           -
   Gain on cancellation of options                             -      (50,000)
   Employee compensation-stock                                 -       21,900
   Depreciation and amortization                          24,000      135,205
 Change in operating assets and liabilities, net:
   Accounts receivable-trade                            (517,450)    (828,816)
   Other current assets                                   (3,000)     (36,401)
   Accounts payable and accrued expenses                 106,503       37,829
                                                       ---------    ---------
        Net cash used in operating activities             (4,797)     (68,787)

  Cash Flows From Investing Activities:
   Property and equipment, net                            (5,000)     (11,801)
                                                       ---------    ---------
        Net cash used in investing activities             (5,000)     (11,801)

 Cash Flows From Financing Activities:
   Proceeds from notes payable                            25,000       50,000
   Payments on notes payable and capital leases          (19,665)      (7,500)
                                                       ---------    ---------
        Net cash provided by financing activities          5,335       42,500

 Net Decrease In Cash                                     (4,462)     (38,088)
 Cash At Beginning Of Year                                28,862       40,701
                                                       ---------    ---------
 Cash At End Of Period                                $   24,400   $    2,613
                                                       =========    =========

 Supplemental Disclosure Of Cash Flow Information:
   Income taxes paid                                  $        -   $        -
   Interest paid                                               -        2,219

 Supplemental Disclosure Of Non-Cash Transactions:
   Offset notes payable against accounts receivable,
     equipment and goodwill                              289,534            -
   Issuance of stock in connection with financing
     activities                                                -       12,500
   Issuance of stock in connection with employment
     agreements                                                -      222,875


      See accompanying notes to these consolidated financial statements.




                         AMERICAN HEALTHCHOICE, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1.   Organization

 American HealthChoice, Inc. and subsidiaries (the Company) consists of a parent company and thirteen clinics providing medical, physical therapy, and chiropractic services in San Antonio, McAllen, Laredo, San Benito, Corpus Christi and Houston, Texas, and New Orleans, Louisiana. Substantially all of the Company's revenues are derived from chiropractic, physical therapy and medical services provided to individuals living in the vicinity of the clinics.


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

 The results of operations for the three months ended December 31, 2000 are not necessarily indicative of the results to be expected for the full year. It is suggested that the December 31, 2000 financial information be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB dated September 30, 2000.


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

 4.   Employment Agreements

 Effective October 1, 2000, the Company entered into a three-year employment agreement with its President and Chief Executive Officer for an annual base salary of $250,000. As added consideration for entering into the employment agreement, this individual received 5,200,000 shares of common stock. Effective October 1, 2000, United Chiropractic Clinic of Uptown, Inc., a subsidiary of the Company, entered into a two year employment agreement with a director, who serves as clinic director at the New Orleans Uptown clinic, for an annual base salary of $150,000. As added consideration for entering into the employment agreement, this individual received 3,215,000 shares of common stock. Effective October 1, 2000, the Company entered into a three-year employment agreement with its Chief Financial Officer and Secretary for an annual base salary of $110,000. As added consideration for entering into the employment agreement, this individual received 500,000 shares of common stock. The shares issued to these individuals bear a "Rule 144" restrictive legend and are valued at $0.025 per share, which was the estimated fair market value as of October 1, 2000. The $222,875 value of these shares is being amortized over the period of the employment agreements.


 Item 2.   Management's Discussion and Analysis or Plan of Operation

 Results of Operations

 The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and is qualified in its entirety by the foregoing and by other more detailed financial information appearing elsewhere.

 Three Months Ended December 31, 2000 Compared to Three Months Ended December 31, 1999

      Net Patient Revenues. For the three months ended December 31, 2000, net patient revenues increased from $1,015,000 for the same period in 1999 to $1,236,000 in 2000. Approximately $504,000 of the increase was attributable to net patient revenue for the three clinics acquired in September 2000. The increase from the acquired clinics was offset by a decrease of $208,000 attributable to the Georgia clinics sold in fiscal 2000.

      Compensation and Benefits. For the three months ended December 31, 2000, compensation and benefits increased from $641,000 in 1999 to $695,000 in 2000. Approximately $176,000 of the increase was attributable to compensation and benefits for the three clinics acquired in September 2000. The increase from the acquired clinics was offset by a decrease of $119,000 attributable to the Georgia clinics sold in fiscal 2000.

      Depreciation and Amortization. For the three months ended December 31, 2000, depreciation and amortization increased from $24,000 in 1999 to $135,000 in 2000. The increase was primarily due to amortization of goodwill in the amount of $97,000 attributable to the clinics acquired in September 2000.

      General and Administrative. For the three months ended December 31, 2000, general and administrative increased from $254,000 for fiscal year
 1999 to $331,000 in 2000. Approximately $88,000 of the increase was attributable to general and administrative expenses for the three clinics acquired in September 2000. The increase from the acquired clinics was offset by a decrease of $49,000 attributable to the Georgia clinics sold in fiscal 2000.

      Rent. For the three months ended December 31, 2000, rent increased from $79,000 in 1999 to $80,000 in 2000. The increase from the acquired clinics was effectively offset by the decrease from the Georgia clinics.


 Liquidity and Capital Resources

 For the three months ended December 31, 2000, net cash used in operating activities was $69,000 compared to $5,000 for the three months ended December 31, 1999. The increase is primarily attributable to an increase in accounts receivable, net of allowance for doubtful accounts, of $189,000 in 2000 compared to an increase of $131,000 in the 1999 period. Net cash used in operating activities was financed by proceeds from notes payable.


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


                         Part II.  OTHER INFORMATION

 Item 1.  Legal Proceedings

 There have been no material events related to legal proceedings reported in the Registrants 10-KSB filed January 16, 2001.


 Item 2.  Changes in Securities and Use of Proceeds

 Not applicable


 Item 3.  Defaults upon Senior Securities

 None to report


 Item 4.  Submission of matters to a vote of security holders

 None to report


 Item 5.  Other Information

 None


 Item 6.  Exhibits and Reports on Form 8-K

 None to report




                               SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               AMERICAN HEALTHCHOICE, INC.

 Date: February 20, 2001       By:  /s/ Dr. J.W. Stucki
                                    Dr. J.W. Stucki, Chief Executive
                                    Officer and President

 Date: February 20, 2001       By:  /s/John C. Stuecheli
                                    John C. Stuecheli, Chief Financial
                                    Officer and Vice President - Finance
                                    (Principal Financial and Accounting
                                    Officer)