Form 10QSB
period 2001-03-31
AMERICAN HEALTHCHOICE INC /NY/
filed 2001-05-14
CIK 854862

U.S. Securities and Exchange Commission

                            Washington, D.C. 20549


                                 FORM 10-QSB

 (Mark One)
   [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2001

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

      Yes [ X ]        No [   ]

      As of March 31, 2001, there were outstanding 82,343,521 shares of the issuer's Common Stock, par value $.001 per share.

 Transitional Small Business Disclosure Format (check one)

      Yes [   ]        No [ X ]

                         AMERICAN HEALTHCHOICE, INC.

                             INDEX TO FORM 10-QSB

                     For the Quarter Ended March 31, 2001




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

                        PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements

                         AMERICAN HEALTHCHOICE, INC.
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET
                                 (Unaudited)
                                MARCH 31, 2001

                                 ASSETS


 Current Assets:
 Cash                                                         $      5,403
 Accounts receivable, less allowance for doubtful
   accounts of $7,637,665                                        7,912,901
 Advances and notes receivable                                      46,091
 Other current assets                                               76,796
                                                               -----------
      Total current assets                                       8,041,191

 Property and equipment, net                                       429,139
 Goodwill, net                                                   3,623,662
 Other assets                                                      354,895
                                                               -----------
      Total assets                                            $ 12,448,887
                                                               ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities:
 Current portion of capital lease obligations                 $     47,868
 Current bankruptcy claims                                         431,500
 Accrued payroll and payroll taxes                                 289,764
 Accounts payable and accrued expenses                             204,442
                                                               -----------
      Total current liabilities                                    973,574

 Convertible debentures                                          3,374,800
 Notes payable to related parties                                  957,500
 Long-term bankruptcy claims                                       753,750
                                                               -----------
      Total liabilities                                          6,059,624

 Commitments                                                             -

 Stockholders' Equity:
 Preferred stock, $.001 par value; 5,000,000 shares
   authorized; none issued                                               -
 Common stock, $.001 par value; 115,000,000 shares
   authorized 82,343,521 shares issued and outstanding              82,343
 Options to acquire common stock                                   100,104
 Additional paid-in capital                                     19,191,666
 Accumulated deficit                                           (12,984,850)
                                                               -----------
      Total stockholders' equity                                 6,389,263
                                                               -----------
      Total liabilities and stockholders' equity              $ 12,448,887
                                                               ===========


      See accompanying notes to these consolidated financial statements.

                         AMERICAN HEALTHCHOICE, INC.
                               AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)



                                     Three Months Ended March 31,       Six Months Ended March 31,
                                    -----------------------------      ---------------------------
                                       2000            2001              2000             2001
                                    ----------       ----------        ----------       ----------
 Net Patient Revenues              $   907,544      $ 1,404,207       $ 1,922,229      $ 2,640,054

 Operating Expenses:
   Compensation and benefits           571,266          721,853         1,212,404        1,417,071
   Depreciation and amortization        33,788          157,627            57,788          292,832
   General and administrative          186,679          372,440           440,764          691,183
   Rent expense                         81,039           92,713           159,939          185,552
                                    ----------       ----------        ----------       ----------
      Total operating expenses         872,772        1,344,633         1,870,895        2,586,638

 Other Income (Expense):
   Gain on disposition of clinics       14,233                -            43,233                -
   Interest expense and other
     costs of borrowing                 (2,550)         (18,837)          (20,562)         (44,900)
   Other income                              -           57,579                 -          107,579
                                    ----------       ----------        ----------       ----------
      Total other income                11,683           38,742            22,671           62,679
                                    ----------       ----------        ----------       ----------
 Income Before Taxes                    46,455           98,316            74,005          116,095

 Federal Income Taxes                        -           37,500                 -           43,500
                                    ----------       ----------        ----------       ----------
 Net Income                        $    46,455      $    60,816       $    74,005      $    72,595
                                    ==========       ==========        ==========       ==========

 Basic and Diluted Net Income
   Per Share                       $         -     $          -      $          -     $          -


 Weighted Average Common Shares
   Outstanding                      28,144,259       81,502,032        28,144,259       80,821,764



      See accompanying notes to these consolidated financial statements.


                         AMERICAN HEALTHCHOICE, INC.
                               AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                   Six Months Ended March 31,
                                                   --------------------------
                                                         2000       2001
                                                      ---------    ---------
 Cash Flows From Operating Activities:
 Net income (loss)                                   $   74,005   $   72,595
 Adjustments to reconcile net income to net cash
   cash used in operating activities:
   Allowance for doubtful accounts                      776,997    1,412,764
   Gain on disposition of clinic assets                 (43,233)           -
   Gain on cancellation of options                            -     (100,000)
   Employee compensation-stock                                -       43,800
   Depreciation and amortization                         57,788      292,832
 Change in operating assets and liabilities, net:
   Accounts receivable-trade                           (949,830)  (1,895,084)
   Other current assets                                 (24,300)       9,741
   Accounts payable and accrued expenses                 54,476       99,291
                                                      ---------    ---------
        Net cash used in operating activities           (54,097)     (64,061)

  Cash Flows From Investing Activities:
   Property and equipment, net                           (5,000)      (3,240)
   Proceeds from sale of clinic assets                   67,500            -
                                                      ---------    ---------
        Net cash provided by (used in)
          investing activities                           62,500       (3,240)

 Cash Flows From Financing Activities:
   Proceeds from notes payable                           25,000       50,000
   Payments on notes payable and capital leases         (59,665)     (17,997)
                                                      ---------    ---------
        Net cash provided by (used in)
          financing activities                          (34,665)      32,003
                                                      ---------    ---------
 Net Decrease In Cash                                   (26,262)     (35,298)
 Cash At Beginning Of Year                               28,862       40,701
                                                      ---------    ---------
 Cash At End Of Period                               $    2,600   $    5,403
                                                      =========    =========
 Supplemental Disclosure Of Cash Flow
   Income taxes paid                                 $        -   $        -
   Interest paid                                          2,500        3,100

 Supplemental Disclosure Of Non-Cash Transactions:
   Offset notes payable against accounts
     receivable, equipment and goodwill                 289,534            -
   Issuance of stock in connection with
     financing activities                                     -       12,500
   Conversion of debenture and accrued
     interest into stock                                      -      322,200
   Issuance of stock in connection with
     employment agreements                                    -      222,875


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

 The results of operations for the six months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year. It is suggested that the March 31, 2001 financial information be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB dated September 30, 2000.


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


 5.   Convertible Debentures

 On August 24, 2000, the Company issued new debentures in the amount of $3,697,000, which are convertible, at the holders option, into 20,475,000 shares of common stock at any time during the period ended August 24, 2003. On February 1, 2001 and February 22, 2001, the Company received conversion notices for 721,095 shares and 1,063,167 shares, respectively. The principal amount of outstanding debentures was reduced by $322,200 and the number of issued and outstanding common stock increased by 1,784,262 shares for the six months ended March 31, 2001. Additional conversion notices for 4,019,895 shares were received on April 9, 2001.


 Item 2.   Management's Discussion and Analysis or Plan of Operation

 Results of Operations

 The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and is qualified in its entirety by the foregoing and by other more detailed financial information appearing elsewhere.

 Three Months Ended March 31, 2001  Compared to Three Months Ended March  31,
 2000

      Net Patient Revenues. For the three months ended March 31, 2001, net patient revenues increased from $908,000 for the same period in 2000 to $1,404,000 in 2001. Approximately $486,000 of the increase was attributable to net patient revenue for the three clinics acquired in September 2000.

      Compensation and Benefits. For the three months ended March 31, 2001, compensation and benefits increased from $571,000 in 2000 to $722,000 in 2001. Approximately $171,000 of the increase was attributable to compensation and benefits for the three clinics acquired in September 2000.

      Depreciation and Amortization. For the three months ended March 31, 2001, depreciation and amortization increased from $34,000 in 2000 to $158,000 in 2001. The increase was primarily due to amortization of goodwill in the amount of $97,000 attributable to the clinics acquired in September 2000.

      General and Administrative. For the three months ended March 31, 2001, general and administrative increased from $187,000 for fiscal year 2000 to $372,000 in 2001. Approximately $95,000 of the increase was attributable to general and administrative expenses for the three clinics acquired in September 2000 and $63,000 was attributable to higher marketing expense at the Texas clinics resulting from an increase in the number of new patients in 2001 compared to 2000.

      Rent. For the three months ended March 31, 2001, rent increased from $81,000 in 2000 to $93,000 in 2001. Approximately $17,000 of the increase was attributable to rent expenses for the three clinics acquired in September 2000. This increase was partially offset by a decrease of $5,000 attributable to the Georgia clinics sold in 2000.

 Six Months Ended March 31, 2001 Compared to Six Months Ended March 31, 2000

      Net Patient Revenues. For the six months ended March 31, 2001, net patient revenues increased from $1,922,000 for the same period in 2000 to $2,640,000 in 2001. Approximately $990,000 of the increase was attributable to net patient revenue for the three clinics acquired in September 2000. The increase from the acquired clinics was offset by a decrease of $236,000 attributable to the Georgia clinics sold in fiscal 2000.

      Compensation and Benefits. For the six months ended March 31, 2001, compensation and benefits increased from $1,212,000 in 2000 to $1,417,000 in 2001. Approximately $347,000 of the increase was attributable to compensation and benefits for the three clinics acquired in September 2000. The increase from the acquired clinics was offset by a decrease of $153,000 attributable to the Georgia clinics sold in fiscal 2000.

      Depreciation and Amortization. For the six months ended March 31, 2001, depreciation and amortization increased from $58,000 in 2000 to $293,000 in 2001. The increase was primarily due to amortization of goodwill in the amount of $194,000 attributable to the clinics acquired in September 2000.

      General and Administrative. For the six months ended March 31, 2001, general and administrative increased from $441,000 for fiscal year 2000 to $691,000 in 2001. Approximately $183,000 of the increase was attributable to general and administrative expenses for the three clinics acquired in September 2000 and $183,000 was attributable to higher marketing expense at the Texas clinics resulting from an increase in the number of new patients in 2001 compared to 2000. The increase from the acquired clinics and higher marketing expense was partially offset by a decrease of $65,000 attributable to the Georgia clinics sold in fiscal 2000.

      Rent. For the six months ended March 31, 2001, rent increased from $160,000 in 2000 to $186,000 in 2001. Approximately $35,000 of the increase was attributable to rent expenses for the three clinics acquired in September 2000. This increase was partially offset by a decrease of $9,000 attributable to the Georgia clinics sold in 2000.


 Liquidity and Capital Resources

 For the six months ended March 31, 2001, net cash used in operating activities was $64,000 compared to $54,000 for the six months ended March 31, 2000. Net cash used in operating activities in the 2001 period is primarily attributable to an increase in accounts receivable in the amount of $1,895,000 offset by non-cash expenses in the amount of $1,413,000 for allowance for doubtful accounts and depreciation and amortization in the amount of $293,000. The Company anticipates an increase in accounts receivable collections in the period April to September 2001. The funds generated will be used to pay bankruptcy obligations in September 2001.


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


 No Form 8-K Reports were filed during the quarter ended March 31, 2001.

                               SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               AMERICAN HEALTHCHOICE, INC.

 Date: May 14, 2001            By:  /s/ Dr. J.W. Stucki
                               Dr. J.W. Stucki, Chief Executive
                               Officer and President

 Date: May 14, 2001            By:  /s/John C. Stuecheli
                               John C. Stuecheli, Chief Financial
                               Officer and Vice President - Finance
                               (Principal Financial and Accounting Officer)