Form 10QSB
period 2001-06-30
AMERICAN HEALTHCHOICE INC /NY/
filed 2001-08-14
CIK 854862

U.S. Securities and Exchange Commission

                            Washington, D.C. 20549


                                 FORM 10-QSB

 (Mark One)
   [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2001

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

      Yes [ X ]        No [   ]

      As of June 30, 2001, there were outstanding 93,825,766 shares of the issuer's Common Stock, par value $.001 per share.

 Transitional Small Business Disclosure Format (check one)

      Yes [   ]        No [ X ]

                         AMERICAN HEALTHCHOICE, INC.

                             INDEX TO FORM 10-QSB

                     For the Quarter Ended June 30, 2001



       Part I Financial Information

          Item 1.  Financial Statements

            Consolidated Balance Sheet .....................          2

            Consolidated Statement of Operations ...........          3

            Consolidated Statement of Cash Flows ...........          4

            Notes to Consolidated Financial Statements .....          5


          Item 2.  Management's Discussion and Analysis or
                   Plan of Operation .......................          6

       Part II Other Information

          Item 1.  Legal Proceedings........................          8

          Item 2.  Changes in Securities and Use of
                   Proceeds ................................          8

          Item 3.  Defaults upon Senior Securities..........          8

          Item 4.  Submission of Matters to a Vote of
                   Security Holders ........................          8

          Item 5.  Other Information........................          8

          Item 6.  Exhibits and Reports on Form 8-K.........          8


       Signatures...........................................          8

                        PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements

                         AMERICAN HEALTHCHOICE, INC.
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET
                                 (Unaudited)
                                JUNE 30, 2001

                                 ASSETS


 Current Assets:
 Cash                                                         $      5,984
 Accounts receivable, less allowance for doubtful
   accounts of $6,533,824                                        8,172,034
 Advances and notes receivable                                      46,167
 Other current assets                                               47,325
                                                               -----------
      Total current assets                                       8,271,510

 Property and equipment, net                                       429,700
 Goodwill, net                                                   3,526,660
 Other assets                                                      305,370
                                                               -----------
      Total assets                                            $ 12,533,240
                                                               ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities:
 Capital lease obligations                                    $     40,368
 Current bankruptcy claims                                         422,500
 Accrued payroll and payroll taxes                                 330,161
 Accounts payable and accrued expenses                             234,923
                                                               -----------
      Total current liabilities                                  1,027,952

 Convertible debentures                                          1,310,400
 Notes payable to related parties                                  957,500
 Long-term bankruptcy claims                                       753,750
                                                               -----------
      Total liabilities                                          4,049,602

 Commitments                                                             _

 Stockholders' Equity:
 Preferred stock, $.001 par value; 5,000,000 shares
   authorized; none issued                                               -
 Common stock, $.001 par value; 115,000,000 shares
   authorized; 93,825,766 shares issued and outstanding             93,825
 Options to acquire common stock                                    50,104
 Additional paid-in capital                                     21,247,084
 Accumulated deficit                                           (12,907,375)
                                                               -----------
      Total stockholders' equity                                 8,483,638
                                                               -----------
      Total liabilities and stockholders' equity              $ 12,533,240
                                                               ===========


      See accompanying notes to these consolidated financial statements.


                         AMERICAN HEALTHCHOICE, INC.
                               AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)



                                     Three Months Ended June 30,        Nine Months Ended June 30,
                                    -----------------------------      ---------------------------
                                       2000             2001              2000             2001
                                    ----------       ----------        ----------       ----------
 Net Patient Revenues              $   906,089      $ 1,440,236       $ 2,828,318      $ 4,080,290

 Operating Expenses:
   Compensation and benefits           529,632          725,633         1,742,036        2,142,704
   Depreciation and amortization        27,114          147,101            84,902          439,933
   General and administrative          239,561          380,849           680,325        1,072,032
   Rent expense                         67,293           94,841           227,232          280,393
                                    ----------       ----------        ----------       ----------
      Total operating expenses         863,600        1,348,424         2,734,495        3,935,062

 Other Income (Expense):
   Gain on disposition of clinics            -                -            43,233                -
   Interest expense and other
     costs of borrowing                      -          (18,837)          (20,562)         (63,737)
   Other income                              -           50,000                 -          157,579
                                    ----------       ----------        ----------       ----------
      Total other income                     -           31,163            22,671           93,842

                                    ----------       ----------        ----------       ----------
 Income Before Taxes                    42,489          122,975           116,494          239,070

 Federal Income Taxes                        -           45,500                 -           89,000
                                    ----------       ----------        ----------       ----------
 Net Income                        $    42,489      $    77,475       $   116,494      $   150,070
                                    ==========       ==========        ==========       ==========

 Basic and Diluted Net Income
   Per Share                       $         -      $         -       $         -      $         -


 Weighted Average Common Shares
   Outstanding                      28,144,259       92,464,856        28,144,259       84,697,159


       See accompanying notes to these consolidated financial statements.


                             AMERICAN HEALTHCHOICE, INC.
                                  AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                   Nine Months Ended June 30
                                                   --------------------------
                                                        2000         2001
                                                      ---------    ---------
 Cash Flows From Operating Activities:
 Net income (loss)                                   $  116,494   $  150,070
 Adjustments to reconcile net income to net cash
   cash used in operating activities:
   Allowance for doubtful accounts                    1,208,654    2,283,300
   Gain on disposition of clinic assets                 (43,233)           -
   Gain on cancellation of options                            -     (150,000)
   Employee compensation-stock                                -       65,700
   Depreciation and amortization                         84,902      439,933
 Change in operating assets and liabilities, net:
   Accounts receivable-trade                         (1,559,396)  (3,024,753)
   Other current assets                                 (14,300)      41,136
   Accounts payable and accrued expenses                 69,462      161,169
                                                      ---------    ---------
        Net cash used in operating activities          (137,417)     (33,445)

  Cash Flows From Investing Activities:
   Notes receivable                                     125,000            -
   Property and equipment, net                           (5,000)     (25,775)
   Proceeds from sale of clinic assets                   67,500            -
                                                      ---------    ---------
        Net cash  provided by (used in)
          investing activities                          187,500      (25,775)

 Cash Flows From Financing Activities:
   Proceeds from notes payable                           25,000       50,000
   Payments on notes payable and capital leases         (69,165)     (25,497)
                                                      ---------    ---------
        Net cash provided by (used in)
          financing activities                          (44,165)      24,503
                                                      ---------    ---------
 Net Increase (Decrease) In Cash                          5,918      (34,717)
 Cash At Beginning Of Year                               28,862       40,701
                                                      ---------    ---------
 Cash At End Of Period                               $   34,780   $    5,984
                                                      =========    =========
 Supplemental Disclosure Of Cash Flow
   Income taxes paid                                 $        -   $        -
   Interest paid                                          2,500        4,600

 Supplemental Disclosure Of Non-Cash
   Offset notes payable against accounts
     receivable, equipment and goodwill                 289,534            -
   Issuance of stock in connection with
     financing activities                                     -       12,500
   Conversion of debenture and accrued
     interest into stock                                      -    2,386,600
   Issuance of stock in connection with
     employment agreements                                    -      225,375


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

 The results of operations for the nine months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year. It is suggested that the June 30, 2001 financial information be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB dated September 30, 2000.


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

 In July 2001,the Financial Accounting Standards Board (FASB) approved the issuance of Statement No. 142, Goodwill and Other Intangible Assets, which changes the accounting for goodwill from an amortization method to an impairment-only approach. Effective October 1, 2001, goodwill amortization will no longer be included in the Company's Statement of Operations. Net income is expected to increase by approximately $250,000 on an annualized basis beginning in fiscal 2002.


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


 5.   Convertible Debentures

 On August 24, 2000, the Company issued new debentures in the amount of $3,697,000, which are convertible, at the holders option, into 20,475,000 shares of common stock at any time during the period ended August 24, 2003. Based on conversion notices received, the principal amount of outstanding debentures was reduced by $2,386,600 and the number of issued and outstanding common stock increased by 13,216,507 shares for the nine months ended June 30, 2001.

 Item 2.   Management's Discussion and Analysis or Plan of Operation

 Results of Operations

 The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and is qualified in its entirety by the foregoing and by other more detailed financial information appearing elsewhere.

 Three Months Ended  June 30, 2001  Compared to Three  Months Ended June  30,
 2000

      Net Patient Revenues. For the three months ended June 30, 2001, net patient revenues increased from $906,000 for the same period in 2000 to $1,440,000 in 2001. Approximately $568,000 of the increase was attributable to net patient revenue for the three clinics acquired in September 2000.

      Compensation and Benefits. For the three months ended June 30, 2001, compensation and benefits increased from $530,000 in 2000 to $726,000 in 2001. Approximately $177,000 of the increase was attributable to compensation and benefits for the three clinics acquired in September 2000.

      Depreciation and Amortization. For the three months ended June 30, 2001, depreciation and amortization increased from $27,000 in 2000 to $147,000 in 2001. The increase was primarily due to amortization of goodwill in the amount of $97,000 attributable to the clinics acquired in September 2000.

      General and Administrative. For the three months ended June 30, 2001, general and administrative increased from $240,000 for fiscal year 2000 to $381,000 in 2001. Approximately $112,000 of the increase was attributable to general and administrative expenses for the three clinics acquired in September 2000 and $13,000 was attributable to higher marketing expense at the Texas clinics resulting from an increase in the number of new patients in 2001 compared to 2000.

      Rent. For the three months ended June 30, 2001, rent increased from $67,000 in 2000 to $95,000 in 2001. Approximately $17,000 of the increase was attributable to rent expenses for the three clinics acquired in September 2000.

 Nine Months Ended June 30, 2001 Compared to Nine Months Ended June 30, 2000

      Net Patient Revenues. For the nine months ended June 30, 2001, net patient revenues increased from $2,828,000 for the same period in 2000 to $4,080,000 in 2001. Approximately $1,558,000 of the increase was attributable to net patient revenue for the three clinics acquired in September 2000. The increase from the acquired clinics was offset by a decrease of $236,000 attributable to the Georgia clinics sold in fiscal 2000.

      Compensation and Benefits. For the nine months ended June 30, 2001, compensation and benefits increased from $1,742,000 in 2000 to $2,143,000 in 2001. Approximately $524,000 of the increase was attributable to compensation and benefits for the three clinics acquired in September 2000. The increase from the acquired clinics was offset by a decrease of $153,000 attributable to the Georgia clinics sold in fiscal 2000.

      Depreciation and Amortization. For the nine months ended June 30, 2001, depreciation and amortization increased from $85,000 in 2000 to $440,000 in 2001. The increase was primarily due to amortization of goodwill in the amount of $291,000 attributable to the clinics acquired in September 2000.

      General and Administrative. For the nine months ended June 30, 2001, general and administrative increased from $680,000 for fiscal year 2000 to $1,072,000 in 2001. Approximately $297,000 of the increase was attributable to general and administrative expenses for the three clinics acquired in September 2000 and $196,000 was attributable to higher marketing expense at the Texas clinics resulting from an increase in the number of new patients in 2001 compared to 2000. The increase from the acquired clinics and higher marketing expense was partially offset by a decrease of $65,000 attributable to the Georgia clinics sold in fiscal 2000.

      Rent. For the nine months ended June 30, 2001, rent increased from $227,000 in 2000 to $280,000 in 2001. Approximately $52,000 of the increase was attributable to rent expenses for the three clinics acquired in September 2000.


 Liquidity and Capital Resources

 For the nine months ended June 30, 2001, net cash used in operating activities was $33,000 compared to $137,000 for the nine months ended June 30, 2000. Net cash used in operating activities in the 2001 period is primarily attributable to an increase in accounts receivable in the amount of $3,025,000 offset by non-cash expenses in the amount of $2,283,000 for allowance for doubtful accounts and depreciation and amortization in the amount of $440,000. The Company anticipates an increase in accounts receivable collections in the period July to September 2001. In addition, the Company intends to pursue a revolving loan agreement with a financial institution for approximately $500,000. The funds generated form these sources will be used to pay bankruptcy obligations in September 2001 and for working capital needs.


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


 No Form 8-K Reports were filed during the quarter ended June 30, 2001.

                               SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               AMERICAN HEALTHCHOICE, INC.

 Date: August 14, 2001         By:  /s/ Dr. J.W. Stucki
                               Dr. J.W. Stucki, Chief Executive
                               Officer and President

 Date: August 14, 2001         By:  /s/John C. Stuecheli
                               John C. Stuecheli, Chief Financial Officer and
                               Vice President - Finance
                               (Principal Financial and Accounting Officer)