Form 10KSB40
period 2001-09-30
AMERICAN HEALTHCHOICE INC /NY/
filed 2002-01-14
CIK 854862

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB
(Mark One)
 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended September 30, 2001

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _____ to _____

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

      Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      State issuer's revenues for its most recent fiscal year: $5,500,000

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). $500,000 as of December 31, 2001*.

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

 As of December 31, 2001, the Registrant had 93,825,766 shares outstanding of common stock.

 * Based on the last reported price of an actual transaction in Registrant's common stock on December 31, 2001 and reports of beneficial ownership filed by directors and executive officers of Registrant and by beneficial owners of more than 5% of the outstanding shares of common stock of Registrant; however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of Registrant's common stock.

                    DOCUMENTS INCORPORATED BY REFERENCE
                                   None

                  Transitional Small Business Disclosure
                            Format (Check one)
                             Yes [ ]      No [X]

                      AMERICAN HEALTHCHOICE, INC.

                              FORM 10-KSB

                           TABLE OF CONTENTS

                                                                       Page
                                                                       ----
                                 PART I

 Item 1.   Description of Business..................................     1

 Item 2.   Description of Property..................................     5

 Item 3.   Legal Proceedings........................................     5

 Item 4.   Submission of Matters to a Vote of Security Holders......     5


                                 PART II

 Item 5.   Market for Common Equity and Related Stockholder Matters      6

 Item 6.   Management's Discussion and Analysis or Plan of Operation     7

 Item 7.   Financial Statements.....................................    10

 Item 8.   Changes In and  Disagreements with Accountants
             on Accounting and Financial Disclosure.................    25


                                 PART III

 Item 9.   Directors, Executive Officers, Promoters and Control
             Persons; Compliance with Section 16(a) of the
             Exchange Act...........................................    26

 Item 10.  Executive Compensation...................................    28

 Item 11.  Security Ownership of Certain Beneficial
             Owners and Management..................................    32

 Item 12.  Certain Relationships and Related Transactions...........    33

 Item 13.  Exhibits and Reports on Form 8-K.........................    34

 Signatures.........................................................    37

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


 General

      The Company owns, operates and manages thirteen clinics. Twelve are primary care clinics, of which two are medical clinics and ten are chiropractic clinics. The Company also has a physical therapy facility at its largest chiropractic clinic. The clinics are located in Texas and Louisiana. The clinic locations are leased except for one clinic in San Antonio. See Item 2 "Description of Property." At September 30, 2001 the Company had a total of sixty-two employees. Of this number, six were employed by the Company's medical clinics, forty-nine by the chiropractic and physical therapy clinics, and seven at the Company's corporate office.

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

      The Company depends upon third party payors for reimbursement of approximately 98% of patient services. The Company believes that this percentage is comparable to other organizations providing comparable patient services. A substantial percentage of reimbursements for services are received from patient insurance settlements administered by attorneys representing patients with third party claims.

      The address of the Company's principal office is 1300 West Walnut Hill Lane, Suite 275, Irving, Texas 75038. The Company's telephone number is
 (972) 751-1900 and its fax number is (972) 751-1901. The Company has an internet website at www.americanhealthchoice.com.


 Business Strategy

      Cash Flow. The Company's primary measurement of financial performance is earnings before interest, taxes, depreciation and amortization ("EBITDA"). In fiscal 2001, EBITDA was approximately $800,000 compared to the goal of $1,000,000. However, due to an approximately $1,000,000 increase in patient accounts receivable, after deducting the current year allowance for doubtful accounts, cash was not available for the current year installment payment of approximately $400,000. The primary reason for the increase in accounts receivable was a significant increase in the number of personal injury cases in the Texas clinics, particularly in the San Antonio area. The percentage of total patient revenue from personal injury cases increased from 61% in fiscal 2000 to 77% in 2001. Although the average patient revenue is greater for personal injury cases, the period of time from completion of services until collection may range from 200 to 300 days. The focus of Management in the first six months of fiscal 2002 will be to reduce the period of time between completion of treatment and payment for personal injury cases.

      Growth. Management will continues its efforts to increase patient services at the existing clinics without significant increases in marketing and clinic expenses. The Company is actively pursuing the acquisition of other established clinics in Texas from individual doctors, who provide these same services. The Company will only consider acquiring clinics that are profitable and cash flow positive.


 Primary Sources of Company Revenue

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


 Medical Services

      The Company owns and operates two primary care medical clinics located in San Antonio. The patient source for the Southcross clinic comes from people familiar with the clinic's location, commercial contracts and referrals from attorneys. The San Pedro clinic services are almost exclusively personal injury and worker compensation cases. The patient source for this clinic comes from attorney referrals and chiropractic clinics, including company owned clinics in San Antonio.


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


 ITEM 2. DESCRIPTION OF PROPERTY

      The Company leases approximately 3,500 square feet in an office building in Irving, Texas at a monthly rent $6,800 for use as its principal headquarters. The Company currently owns a parcel of land in San Antonio, Texas, on which the Company's Southcross clinic is located.

      The Company owns, operates and manages thirteen clinics. Twelve are primary care clinics, of which two are medical clinics and ten are chiropractic clinics. The Company also has a physical therapy facility at its largest chiropractic clinic. The following table lists the clinics, locations, monthly rents, services provided, and date acquired or commenced operation by the Company.


Clinics in Operation      Location      Monthly      Services     Date Acquired
 in Fiscal 2001                         Rent         Provided
--------------------  ---------------  -------  ----------------- --------------

United Chiropractic   Katy, TX         $3,700   Chiropractic &    October 1994
 Clinic                                          physical therapy

United Chiropractic   San Antonio, TX  $2,500   Chiropractic &    July 1994
 Clinic (Wurzbach)                               physical therapy

United Chiropractic   San Antonio, TX  $1,100   Chiropractic &    October 1994
 Clinic (San Pedro)                              physical therapy

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

San Pedro Medical     San Antonio, TX  $1,100   Primary medical   October 1994
 Clinic                                          care

Southcross Medical    San Antonio, TX  $2,000   Urgent & primary  December 1995
 Clinic                                          medical care

United Chiropractic   New Orleans, LA  $1,600   Chiropractic      July 1994
 (New Orleans East)

United Chiropractic   New Orleans, LA  $1,200   Chiropractic      July 1994
 (Uptown)

Valley Family Health  McAllen, TX      $3,000   Chiropractic      January 1996
 Center

Valley Family Health  San Benito, TX   $1,000   Chiropractic      September 2000
 Center

Crosstown             Corpus Christi,  $1,000   Chiropractic      September 2000
 Chiropractic Clinic    TX

Laredo Family Health  Laredo, TX       $4,000   Chiropractic      September 2000
 Clinic
                                       ------
Total rent                            $25,200
                                       ======


 ITEM 3. LEGAL PROCEEDINGS

      All legal proceedings reported in this section of the Form 10-KSB for the fiscal year ended September 30, 2000 have been resolved with no material financial effect. As of September 30, 2001, there are no legal proceedings that involve material amounts of exposure for the Company.


 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended September 30, 2001.

                                PART II


 ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Market Information. The Company's common stock is quoted on the OTC Bulletin Board under the symbol "AMHI".

 The following table presents the high and low bid prices for each quarter:

                Quarter Ended              High Bid    Low Bid
                ------------------         --------   --------
                December 31, 1999           $0.0469    $0.0156
                March 31, 2000              $0.5156    $0.0156
                June 30, 2000               $0.2344    $0.0938
                September 30, 2000          $0.1562    $0.0469
                December 31, 2000           $0.1562    $0.0312
                March 31, 2001              $0.0781    $0.0312
                June 30, 2001               $0.06      $0.01
                September 30, 2001          $0.03      $0.01

      Holders.   Based  on information  provided  by the  Company's  transfer agent, the Company had approximately 100 holders of record of its common stock at September 30, 2001.

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

                                           Years Ended September 30,

                                        1999            2000          2001
                                     ----------      ----------    ----------
   Net Patient Revenues             $ 4,809,000     $ 3,674,000   $ 5,519,000
   Operating Expenses:
     Compensation and benefits        3,771,000       2,238,000     2,892,000
     Allowance for doubtful
      accounts at closed clinics      1,848,000               -             -
     General and administrative       1,517,000         817,000     1,509,000
     Rent                               430,000         282,000       386,000
     Other                              170,000         247,000       588,000
                                     ----------      ----------    ----------
         Total Operating Expenses     7,736,000       3,584,000     5,375,000
                                     ----------      ----------    ----------
   Operating Income (Loss)           (2,927,000)         90,000       144,000
   Other Income (Expense):
     Interest expense and other
       costs of borrowing              (611,000)        (12,000)      (85,000)
     Other income, net                  693,000         115,000        95,000
                                     ----------      ----------    ----------
         Total Other Income              83,000         103,000        10,000
                                     ----------      ----------    ----------
   Income (Loss) Before Income
     Taxes                          $(2,844,000)    $   193,000   $   154,000
                                     ==========      ==========    ==========


 Fiscal Year Ended September 30, 2001 Compared to Twelve Months Ended September 30, 2000

      Net Patient Revenues. For the fiscal year ended September 30, 2001, net patient revenues increased from $3,674,000 for the same period in 2000 to $5,519,000 in 2001. Approximately $1,952,000 of the increase was attributable to net patient revenue for the three clinics acquired in September 2000. The increase from the acquired clinics was offset by a decrease of $236,000 attributable to the Georgia clinics sold in fiscal 2000.

      Compensation and Benefits. For the fiscal year ended September 30, 2001, compensation and benefits increased from $2,238,000 for the same period in 2000 to $2,892,000 in 2001. Approximately $665,000 of the increase was attributable to compensation and benefits for the three clinics acquired in September 2000. The increase from the acquired clinics was offset by a decrease of $153,000 attributable to the Georgia clinics sold in fiscal 2000.

      General and Administrative. For the fiscal year ended September 30, 2001, general and administrative increased from $817,000 for the same period in 2000 to $1,509,000 in 2001. Approximately $363,000 of the increase was attributable to general and administrative expenses for the three clinics acquired in September 2000 and $163,000 was attributable to higher marketing expense at the Texas clinics resulting from an increase in the number of new patients in 2001 compared to 2000. The increase from the acquired clinics and higher marketing expense was partially offset by a decrease of $65,000 attributable to the Georgia clinics sold in fiscal 2000.

      Rent. For the twelve months ended September 30, 2001, rent increased from $282,000 in 2000 to $386,000 in 2001. Approximately $64,000 of the
 increase was attributable to rent expenses for the three clinics acquired in September 2000.

      Other Operating Expenses. For 2001 other operating expenses included $588,000 of depreciation and amortization. For 2000, other operating expenses included $102,000 of reorganization expenses and $145,000 of depreciation and amortization. The increase in depreciation and amortization in 2001 compared to 2000 was primarily due to amortization of goodwill in the amount of $392,000 attributable to the clinics acquired in September 2000.

      Other Income and Expense. Other income in 2001 included a gain on expiration of options in the amount of $200,000. Other income in 2000 included a $36,000 gain related to the sale of the Georgia clinics and $79,000 in debt forgiveness in connection with the Chapter 11 Bankruptcy. Other expense in 2001 included $93,000 in net book value of clinic equipment dispositions during the fiscal year. Interest expense other costs of borrowing increased from $12,000 in 2000 to $85,000 in 2001. The increase is attributable to interest expense on the note payable in the amount of $950,000 issued in connection with the acquisition of the three clinics in September 2000.


 Fiscal Year Ended September 30, 2000 Compared to Fiscal Ended September  30,
 1999

      Net Patient Revenues. For the fiscal year ended September 30, 2000, net patient revenues decreased from $4,809,000 for the same period in 1999 to $3,674,000 in 2000. Approximately $1,326,000 of the decrease was attributable to net patient revenue for the sold Georgia clinics. Net patient revenue at clinics operated in both periods increased $20,000 in 2000 compared to 1999. Net patient revenue for the three clinics acquired in September 2000 was $171,000.

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


 Liquidity and Capital Resources

      For the fiscal year ended September 30, 2001, net cash provided by operating activities was $9,000 as compared to $123,000 net cash used in operating activities for the fiscal year ended September 30, 2000. Net cash provided by operating activities in the 2001 period was primarily attributable to net income of $154,000 plus non-cash expenses in the amount of $3,096,000 for allowance for doubtful accounts and depreciation and amortization in the amount of $588,000 offset by a $4,086,000 increase in accounts receivable. Net cash used in operating activities in the 2000 period was primarily attributable to net income of $193,000 plus non-cash expenses in the amount of $1,631,000 for allowance for doubtful accounts and depreciation and amortization in the amount of $145,000 offset by a $1,888,000 increase in accounts receivable.

      Net cash used in investing activities for the year ended September 30, 2001 of $57,000 was attributable to the acquisition of property and equipment. Net cash used in investing activities for the year ended September 30, 2000 of $696,000 was primarily attributable to the purchase of clinic assets in September 2000.

      Net cash provided by financing activities for the year ended September 30, 2001 in the amount of $45,000 was the net difference of proceeds from new notes payable and payments on notes payable and capital leases. Net cash provided by financing activities for the year ended September 30, 2000 was $830,000, resulting primarily from $925,000 in proceeds from the acquisition notes payable.

      Operating income for the fiscal year ended September 30, 2001, excluding depreciation, amortization and allowance for doubtful accounts, was $3,828,000; however, accounts receivable increased $4,086,000 over the same period. The primary reason for the increase in accounts receivable was a significant change in the source of patient revenue for fiscal 2001. The percentage of total patient revenue from personal injury cases increased from 61% in fiscal 2000 to 77% in 2001. Although the average patient revenue is greater for personal injury cases, the period of time from completion of services until collection may range from 200 to 300 days.

      As a result of the longer collection period for accounts receivable from personal injury cases, funds were not available in September 2001 to pay the first installment of bankruptcy claims to creditors, other than related parties, in the amount of $190,000. A large percentage of these claims are from creditors that the Company no longer has a business relationship. Management believes that it will be able to work with any creditors who pursue payment of claims due under the Plan of Reorganization.

      Sufficient funds should be available from collections during the first six months of fiscal year 2002 to meet current obligations and any claims by bankruptcy creditors. Management does not anticipate any material capital expenditures requiring cash in the next twelve months.


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

 ITEM 7. FINANCIAL STATEMENTS

                         AMERICAN HEALTHCHOICE, INC.
                               AND SUBSIDIARIES


                                    INDEX


                                                                  Page
                                                                  ----
 FINANCIAL STATEMENTS:


 Independent Auditors Report                                       11


 Consolidated Balance Sheet - September 30, 2001                   12


 Consolidated Statements of Operations - Years Ended               13
      September 30, 2000 and 2001


 Consolidated Statement of Changes in Stockholders' Equity
      - Years Ended September 30, 2000 and 2001                    14


 Consolidated Statements of Cash Flows - Years Ended               15
      September 30, 2000 and 2001


 Notes to Consolidated Financial Statements                        16

                      INDEPENDENT AUDITORS REPORT


 To the Board of Directors
 American HealthChoice, Inc. and subsidiaries


 We have audited the accompanying consolidated balance sheet of American HealthChoice, Inc. and subsidiaries as of September 30, 2001, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period ended September 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American HealthChoice, Inc. and subsidiaries as of September 30, 2001, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2001 year in conformity with accounting principles generally accepted in the United States of America.


 Lane Gorman Trubitt, L.L.P.
 Dallas, Texas
 November 30, 2001


                         AMERICAN HEALTHCHOICE, INC.
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET
                              SEPTEMBER 30, 2001


                                    ASSETS

 Current Assets:
 Cash                                                     $       37,303
 Accounts receivable, less allowance for doubtful
   of $6,220,720                                               8,117,153
 Other current assets                                             59,377
                                                           -------------
      Total current assets                                     8,213,833

 Property and equipment, net                                     333,638
 Goodwill, net                                                 3,725,081
 Other assets                                                    255,345
                                                           -------------
      Total assets                                          $ 12,527,897
                                                           =============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities:
 Notes payable                                            $      977,487
 Capital lease obligation                                         20,000
 Current bankruptcy claims                                       795,500
 Accrued payroll and payroll taxes                               329,960
 Accounts payable and accrued expenses                           268,498
                                                           -------------
      Total current liabilities                                2,391,445

 Convertible debentures                                        1,310,400
 Long-term bankruptcy claims                                     380,650
                                                           -------------
      Total liabilities                                        4,082,495

 Commitments                                                           -

 Stockholders' Equity:
 Preferred stock, $.001  par value; 5,000,000
   shares authorized; none issued                                      -
 Common stock, $.001 par value; 115,000,000 shares
   authorized; 93,825,766 shares issued and outstanding           93,825
 Options to acquire common stock                                   8,000
 Additional paid-in capital                                   21,247,084
 Accumulated deficit                                         (12,903,507)
                                                           -------------
      Total stockholders' equity                               8,445,402
                                                           -------------
      Total liabilities and stockholders' equity          $   12,527,897
                                                           =============

      See accompanying notes to these consolidated financial statements.


                         AMERICAN HEALTHCHOICE, INC.
                               AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                                  Years Ended September 30,
                                                     2000            2001
                                                  ----------      ----------
 Net Patient Revenues                            $ 3,674,003     $ 5,518,644

 Operating Expenses:
   Compensation and benefits                       2,238,643       2,892,076
   Depreciation and amortization                     144,674         587,610
   General and administrative                        817,155       1,508,557
   Reorganization                                    101,730               -
   Rent                                              282,150         386,437
                                                  ----------      ----------
      Total operating expenses                     3,584,352       5,374,680

 Other Income (Expense):
   Gain on sale of clinic                             36,508               -
   Interest expense and other costs of borrowing     (12,193)        (84,737)
   Other expense                                           -        (112,972)
   Other income                                       78,611         207,683
                                                  ----------      ----------
      Total other income                             102,926           9,974
                                                  ----------      ----------
 Income Before Taxes                                 192,577         153,938

 Federal and State Income Taxes                            -               -
                                                  ----------      ----------
 Net Income                                      $   192,577     $         -
                                                  ==========      ==========

 Basic and Diluted Net Income Per Share         $       0.01        $      -


 Weighted Average Common Shares Outstanding       31,727,592      86,979,311


      See accompanying notes to these consolidated financial statements.


                                                      AMERICAN HEALTHCHOICE, INC.
                                                           AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                           FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 2001




                                                              Option to   Additional
                                           Common Stock        Acquire     Paid-in     Accumulated
                                        Shares      Amount     Common      Capital       Deficit          Total
                                                                Stock
                                      ----------    -------   --------    ----------   -----------     ----------
 Balances at September 30, 1999       28,144,259   $ 28,144  $  200,104  $13,363,290  $(13,250,022)  $    341,516

 Common stock issued in connection
   with clinic acquisitions           34,000,000     34,000           -    5,066,000             -      5,100,000
 Common stock issued in connection
   with financing                      9,000,000      9,000           -      216,000             -        225,000
 Net income                                    -          -           -            -       192,577        192,577
                                      ---------------------------------------------------------------------------
 Balances at September 30, 2000       71,144,259     71,144     200,104   18,645,290   (13,057,445)     5,859,093

 Common stock issued in connection
   with debenture conversion          13,216,507     13,216           -    2,373,384             -      2,386,600
 Common stock issued in connection
   with employment incentives          8,965,000      8,965           -      216,410             -        225,375
 Gain recognized on cancellation of
   options                                     -          -    (200,104)           -             -       (200,104)
 Common stock issued in connection
   with financing                        500,000        500           -       12,000             -         12,500
 Issuance of director stock options            -          -       8,000            -             -          8,000
 Net income                                    -          -           -            -       153,938        153,938
                                      ---------------------------------------------------------------------------
 Balances at September 30, 2001       93,825,766  $  93,825  $    8,000  $21,247,084  $(12,903,507)  $  8,445,402
                                      ===========================================================================


      See accompanying notes to these consolidated financial statements.


                         AMERICAN HEALTHCHOICE, INC.
                               AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Years Ended September 30,
                                                       2000           2001
                                                    ----------      ---------
 Cash Flows From Operating Activities:
 Net income                                        $   192,577     $  153,938
 Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Allowance for doubtful accounts                   1,630,962      3,096,157
   Gain on disposition of clinic assets                (36,508)             -
   Gain on cancellation of options                           -       (192,104)
   Net book value of equipment disposals and                 -         92,604
     retirements
   Employee compensation-stock                               -         87,600
   Depreciation and amortization                       144,674        587,610
 Change in operating assets and liabilities, net:
   Accounts receivable                              (1,888,293)    (4,086,229)
   Other current assets                                  1,784         75,251
   Accounts payable and accrued expenses              (167,822)       194,443
                                                    ----------      ---------
        Net cash provided by (used in) operating
          activities                                  (122,626)         9,270

  Cash Flows From Investing Activities:
   Notes receivable                                    125,000              -
   Property and equipment                                    -        (57,158)
   Purchase of clinic assets                          (900,000)             -
   Proceeds from sale of clinic assets                  79,430              -
                                                    ----------      ---------
        Net cash used in investing activities         (695,570)       (57,158)

 Cash Flows From Financing Activities:
   Proceeds from notes payable                         925,000         69,987
   Payments on notes payable and capital leases        (94,965)       (25,497)
                                                    ----------      ---------
        Net cash provided by financing activities      830,035         44,490
                                                    ----------      ---------
 Net Increase (Decrease) In Cash                        11,839         (3,398)
 Cash At Beginning Of Year                              28,862         40,701
                                                    ----------      ---------
 Cash At End Of Year                               $    40,701     $   37,303
                                                    ==========      =========

 Supplemental Disclosure Of Cash Flow Information:
   Income taxes paid                                $        -     $        -
   Interest paid                                         2,500          2,000

 Supplemental Disclosure Of Non-Cash Transactions:
   Offset notes payable against accounts
     receivable, equipment and goodwill                289,534              -
   Issuance of stock in connection with financing
     activities                                        225,000         12,500
   Issuance of stock in connection with purchase
     of clinic assets                                5,100,000              -
   Return of capital lease assets to lessor             91,288              -
   Reclassify accrued interest to debentures           312,000              -
   Reclassify capital leases and notes payable to
     bankruptcy claims                                 420,897              -
   Reclassify accounts payable and accrued
     expenses to bankruptcy claims                     815,482              -
   Conversion of debentures into stock                       -      2,386,600
   Offset reduction in valuation of clinic assets
     acquired against goodwill                               -        331,339
   Issuance of stock in connection with
     employment agreements                                   -        225,375


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

 Net Patient Revenues - Revenue is recognized upon performance of services. Substantially all of the Company's revenues are derived from personal injury claims and claims filed on major medical policies, worker's compensation policies, Medicare or Medicaid. Allowances for discounts on services provided are recognized in the periods the related revenue is earned. Allowances are maintained at levels considered appropriate by management based upon historical charge-off experience and other factors deemed pertinent by management. Fiscal 2001 and 2000 net patient revenues; as a percentage of total revenues, for medical and chiropractic services amounted to 7% and 93%, 18% and 82%, respectively.

 Cash Equivalents - For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company maintains its accounts at financial institutions located in Texas and Louisiana. The bank accounts are insured by the Federal Deposit Insurance Corporation up to $100,000.

 Capital Leases - The assets and related obligations for property and equipment under capital leases are initially recorded at an amount equal to the present value of future minimum lease payments. Assets under capital leases are amortized over the life of the lease or useful life of the assets. Interest expense is accrued on the basis of the outstanding obligations under capital leases.

 Advertising Costs - The Company's policy is to expense all advertising costs in the period in which advertising first takes place. Advertising expense was approximately $704,000 and $264,000 for the years ended September 30, 2001 and 2000 respectively.

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

 Recent Accounting Pronouncements - During the fiscal year ended September 30, 2001, the Financial Accounting Standards Board ("FASB") released Financial Accounting Standard ("FAS") 142, "Goodwill and Other Intangible Assets". This pronouncement addresses the issue of proper accounting and reporting for intangible assets, such as purchased goodwill. The Company has elected to adopt this pronouncement as of October 1, 2001.

 The FASB has released FAS 141, "Business Combinations", FAS 143, "Accounting for Asset Retirement Obligations", and FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company believes that the impact of these new standards will not have a material effect on the Company's consolidated financial position, results of operations or disclosures.

 Use of Estimates - In preparing the Company's consolidated financial statements, management is required to make estimates and assumptions that effect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates. The accounts receivable allowance is a significant estimate.

 Earnings per Share - Basic earnings per share are computed using the weighted-average number of common shares outstanding. Diluted earnings per share are computed using the weighted-average common shares outstanding after giving effect to potential common stock from stock options based on the treasury stock method and assumed conversion of debentures. If the result of assumed conversions is dilutive, the average shares of common stock outstanding are increased. The effect of potentially dilutive securities at September 30, 2001 and 2000 was immaterial.


 2. Clinic Acquisitions

 On September 1, 2000, the Company acquired for cash and stock all the operating assets of three Texas chiropractic clinics located in Laredo, San Benito and Corpus Christi. The total acquisition cost was $6,000,000 of which $900,000 was paid in cash and $5,100,000 was paid through the issuance of 34,000,000 shares of the Company's common stock.

 The Asset Sale and Purchase Agreement (the "Agreement") states that 20,000,000 shares from the 34,000,000 shares issued shall be placed in escrow for possible redemption by the Company based on the Earnings before Interest, Taxes, Depreciation and Amortization ("EBITDA") for the acquired clinics during the two year period commencing September 1, 2000. If the combined EBITDA of the acquired clinics for the year ended August 30, 2001 does not reach $1,500,000, the Company shall have the right to redeem a proportionate number of 10,000,000 shares based on the percentage difference between the actual EBITDA for the period and $1,500,000. The Company shall have the same right of redemption based on an additional 10,000,000 shares for the year ended August 30, 2002. In addition, the Agreement provides for a purchase adjustment if the average bid price is below $.15 per share for the 90 trading days before September 1, 2001 and September 1, 2002. A proportionate number of additional shares will be issued for the difference between the actual average share bid price and $.15 based on 24,000,000 shares and 10,000,000 at September 1, 2001 and September 1, 2002, respectively. The calculation of additional shares to be issued shall be reduced for any shares redeemed per the EBITDA adjustment.

 The actual average daily closing bid price for the common stock of the Company for the 90 trading days before September 1,2001 was $.0273. Per the Agreement, the Company has the obligation to issue an additional 76,923,000 shares for the price difference on the initial 14,000,000 shares issued as of September 1, 2000 per the Agreement. For the year ended August 31, 2001, the combined EBITDA for the acquired clinics was $992,000. Since the actual EBITDA was 34% less than $1,500,000, the Company has the right to redeem 3,400,000 shares of the 10,000,000 shares for this period. Finally, per the agreement, the Company has the obligation to issue an additional 36,264,000 for the price difference on the 6,600,000 shares due on the actual EBITDA for the year ended August 31, 2001.

 Based on the above calculations, the Company has the obligation to issue an additional 109,787,000 shares as of September 30, 2001 per the Agreement. The Company is currently in negotiations with the sellers to modify the Agreement, which could possibly reduce the number of additional shares that would be issued to satisfy the obligation of the Company.

 The acquisition has been accounted for as a purchase. The fair value of net assets acquired, primarily patient accounts receivable, was recorded in the amount of $3,850,000. The excess of the total acquisition cost over the fair value of the net assets acquired in the amount of $2,150,000 was recorded as goodwill, which will be amortized over ten years under the straight-line method. Based on a subsequent review of assets acquired, the amount of goodwill was increased $303,500 and the fair value of assets reduced by the same amount. Amortization expense was $424,000 and $32,000 for 2001 and 2000, respectively.

 The results of operations of the acquired clinics since the acquisition are included in the consolidated financial statements as of September 1, 2000. Unaudited pro forma results of operations for the eight months ended August 31, 2000 and the twelve months ended December 31, 1999 as though these clinics had been acquired as of January 1, 1999 follow:

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


 3. Reorganization

 On October 19, 1999, American HealthChoice, Inc., the parent company, and AHC Physicians Corporation, Inc., a subsidiary that owns the Georgia clinics, filed Chapter 11 Bankruptcy Petitions with the United States Bankruptcy Court, Northern District of Texas, Dallas Division (Case No. 99-37314). The Company elected to file the petitions for two primary reasons. First, it was unable to restructure terms of the September 1997 and August 1998 Debenture Agreements, which would have allowed for new funding to acquire profitable clinics. Second, in early October 1999, the Company received an adverse ruling on a lawsuit. The Company filed a Disclosure Statement and Plan of Reorganization on February 16, 2000. The Company's Amended Joint Disclosure Statement was approved by the United States Bankruptcy Court on April 6, 2000 and subsequently distributed to creditors and other parties in interest. The Company's Amended Plan of Reorganization (the "Plan") was confirmed by the United States Bankruptcy Court on August 8, 2000 and became effective September 9, 2000.

 An important provision of the Plan was the acquisition of three established clinics with expected gross annual revenue of $4,000,000 and projected EBITDA of approximately $1,200,000. The purchase price was $6,000,000 with $900,000 in cash and $2,100,000 in common stock at closing and the remainder of $3,000,000 in common stock, which will be held in escrow until annual cash flow targets are achieved over a two year period. The acquisition was completed on September 1, 2000.

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

 Shareholders of the Company's common stock as of October 19, 1999 exchanged shares issued before the filing date for an equivalent number of new shares as approved in the Plan.

 As of September 30, 2001, the Company was delinquent on payments due on the first annual installment to general creditors in the amount of $190,000 and to related party creditors in the amount of $217,000.


 4. Property and Equipment

 Property and equipment consists of the following:
                                                              September 30,
                                                 Useful Life        2001
                                                 -----------    ----------
    Land                                                   -   $   120,000
    Building and leasehold improvements           2-39 years        61,163
    Furniture and equipment, including
      equipment under capital leases              5-15 years       609,299
    Automobiles                                      5 years        26,193
    Less accumulated depreciation and
      amortization                                                (483,017)
                                                                ----------
                                                               $   333,638
                                                                ==========

 The following is a summary of equipment
   under a capital lease:
    Equipment                                                  $   110,728
    Less accumulated amortization                                  (91,996)
                                                                ----------
                                                               $    18,732
                                                                ==========

 Substantially all assets leased are pledged as collateral under the existing capital lease agreement.


 5. Clinic Divestitures

 On December 3, 1999 an order was entered by the Bankruptcy Court to return the Conyers, Georgia clinic to the previous owner in settlement of a lawsuit. In compliance with the order, the Company recorded an asset writeoff of accounts receivable and equipment of $125,000, and un-amortized goodwill of $130,000. In return, the previous owner agreed to cancellation of a note payable in the amount of $290,000. As a result, the Company recognized a gain on disposition of $35,000. On February 4, 2000, the Bankruptcy Court approved the sale of the McDonough, Georgia clinic assets, excluding accounts receivable, for a $67,500 cash payment. The sales price approximates the book value of the clinic equipment. The net revenue and operating income from the Georgia clinics were approximately $234,000 and $1,000 for fiscal 2000.


 6. Notes Payable

                   Description                   9/30/2000       9/30/2001
                                                 ---------       ---------
      Acquisition note payable                  $  900,000      $  950,000

      Other notes payable                            7,500          27,487
                                                 ---------       ---------
                                                   907,500         977,487
      Current maturities                                 -        (977,487)
                                                 ---------       ---------
      Long-term notes payable                   $  907,500      $        -
                                                 =========       =========

    The acquisition note payable is to an investment group, in which certain officers and directors, and a beneficial owner of more than 5% of the common stock have a financial interest. The note bears interest at 8% per annum and is due August 31, 2002. As additional consideration, the investment group was issued 9,500,000 shares of restricted common stock with a fair value of $0.025 per share. These financing costs are in Other Assets as of September 30, 2001 and are being amortized over the term of the loan. See Footnote 7 "Related Party Transactions."


 7. Related Party Transactions

 Belair Capital Group, Ltd. ("Belair"), a Nevada limited liability company, is the holder of a $900,000 note payable issued in connection with the acquisition of three clinics in September 2000 and another loan of $50,000 in December 2000. In addition, the Company issued 9,500,000 shares of common stock to Belair as further consideration. See Footnote 6 "Notes Payable" and Footnote 2 "Clinic Acquisitions." The note payable of $950,000 and the 9,500,000 shares of common stock are the sole assets of Belair. The following shareholders are also members of Belair: the president and CEO (45% member interest), a principal shareholder and board member (17% member interest), and the seller of the clinics, a beneficial owner of more than 5% of the outstanding stock at September 30, 2001 (26% member interest).

 On October 1, 2000, the Company entered into new employment agreements with the President and CEO, the Chief Financial Officer and, a director of the Company, who is also the director of the New Orleans, Louisiana clinics. As consideration for entering into these agreements, the Company issued 5,200,000 shares of common stock to the President and CEO, 500,000 shares of common stock to the CFO and 3,215,000 shares to the director.


 8. Commitments

 Leases:

 Rent expense for the years ended September 30, 2000 and 2001 amounted to approximately $282,000 and $386,000, respectively. The Company also leases equipment under a capital lease with an 11.0% interest rate. Future minimum lease payments under operating leases with terms in excess of one year and capital leases are as follows:

              Years ended September 30,     Operating         Capital
              ------------------------       --------         -------
              2002                          $ 323,200        $ 22,200
              2003                            221,500               -
              2004                            103,800               -
              2005                              4,200               -
                                             --------         -------
              Total minimum lease           $ 652,700          22,200
                                             ========
              Future interest                                  (2,200)
                                                              -------
                                                             $ 20,000
                                                              =======

 Employment Agreement:

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


 9. Convertible Debentures

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

 Based on conversion notices received, the principal amount of outstanding debentures was reduced by $2,386,600 and the number of issued and outstanding common stock increased by 13,216,507 shares for the fiscal year ended September 30, 2001.


 10. Stockholders' Equity

 In September 2000, the Company issued  34,000,000 shares of common stock  in
 connection with  the  acquisition  of  clinics.    See  Footnote  2  "Clinic
 Acquisition" and Footnote 7 "Related Party Transactions."

 In September 2000, the Company issued 9,000,000 shares in connection with financing related to the acquisition of clinics. In December 2000, an additional 500,000 were issued in connection with a $50,000 loan. See Footnote 2 "Clinic Acquisition", Footnote 6 "Notes Payable" and Footnote 7 "Related Party Transactions."

 On October 1, 2000, the Company entered into new employment agreements with the President and CEO, the Chief Financial Officer and, a director of the Company, who is also the director of the New Orleans, Louisiana clinics. As consideration for entering into these agreements, the Company issued 5,200,000 shares of common stock to the President and CEO, 500,000 shares of common stock to the CFO and 3,215,000 shares to the director. In January 2001, the Company issued 50,000 shares to a clinic employee as consideration for entering into an employment agreement. See Footnote 7 "Related Party Transactions."

 During the fiscal year ended September 30, 2001, options to purchase 250,000 shares of common stock previously granted to Directors under the 1995 Non-Employee Director Stock Option Plan ("Director Plan") were cancelled by the Company. The cancellation resulted in $200,104 in other income for the year. The Company also issued new options to five directors under the Director Plan to purchase 160,000 shares at a price of $.05 per share.

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

 The Company's trade receivables at September 30, 2000 and 2001 consist of the following, stated as a percentage of total accounts receivable:


                                                   2000           2001
                                                   ----           ----
           Personal injury claims                   61%            77%
           Medical claims filed with insurance
             companies                              14              8
           Workman's compensation claims             8              8
           Other claims                             17              7
                                                   ----           ----
                                                   100%           100%
                                                   ====           ====

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

 The principal differences resulting in deferred taxes are the financial statement bases versus the tax bases of amortization of goodwill, vacation accrual, employee stock options, and net operating loss carryovers.


 The net deferred tax assets in the consolidated balance sheet at September 30, 2001 are as follows:

                                                   Current        Non-current
                                                  ---------       -----------
      Deferred tax assets:
        Vacation accrual                         $    4,500      $          -
        Goodwill                                          -            97,200
        Contributions carry-forwards                      -             1,300
        Net operating loss carry-forwards                 -         5,154,800
                                                  ---------       -----------
          Total assets                                4,500         5,253,300
      Deferred tax liabilities:
        Employee stock options                            -           (20,400)
                                                  ---------       -----------
          Net deferred tax assets                     4,500         5,232,900
          Less valuation allowance                   (4,500)       (5,232,900)
                                                  ---------       -----------
                                                 $        -      $          -
                                                  =========       ===========

 At September 30, 2001, the Company has net operating loss and contribution carry forwards of approximately $13,746,000 and $3,400, respectively, to offset future taxable income. These carry forwards expire through the year 2014. A valuation allowance was established to reduce the net deferred tax asset for the amounts that will more likely than not be realized. The net increase in the valuation allowance for the year ended September 30, 2001 was approximately $20,000. This reduction is primarily necessary due to restrictions in the Company's ability to utilize all of the net operating loss carry forwards imposed by Section 382 of the Internal Code due to ownership changes resulting from clinic acquisitions in September 2000. See Footnote 2 "Clinic Acquisitions."


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

 The following schedule summarizes the changes in the Employee Plan and the Director Plan for the two years ended September 30, 2001:

                                                         Option Price
                                                   -------------------------
                                       Number of   Per Share    Total Option
                                         Shares                      Price
                                      ---------    ----------     ----------
 Outstanding at September 30, 1999    1,134,500   $0.05 - $2.34  $   553,000
   (1,134,500 exercisable)

 For the year ended September 30, 2000:
       Granted                          777,500       $0.05           38,900
       Cancelled                        675,000   $0.05 - $2.00      188,800
       Expired                                -         -                  -
       Exercised                              -         -                  -
 Outstanding at September 30, 2000    1,237,000   $0.05 - $2.34  $   403,100
   (1,237,000 exercisable)

 For the year ended September 30, 2001:
       Granted                          240,000       $0.05           12,000
       Cancelled                        250,000   $0.05 - $2.34      353,700
       Expired                          209,500       $0.05           10,500
       Exercised                              -         -                  -
   Outstanding at September 30, 2001  1,017,500       $0.05      $    50,900
   (1,017,500 exercisable)


 In compliance with SFAS No. 123, the Company recognizes and measures compensation costs related to the Employee Plan utilizing the intrinsic value based method. Accordingly, no compensation cost has been recorded. Had compensation expense been determined on the fair value of awards granted, net income and net income per share would have been as follows:


                                 2001                      2000
                                 ----                      ----
                       As Reported   Pro forma   As Reported   Pro forma
                       -----------   ---------   -----------   ---------
 Net income             $ 153,938    $ 144,089    $ 192,577    $ 138,275
 Net income per share   $    0.00    $    0.00    $    0.01    $    0.00


 The fair value of all options and warrants are estimated using the Black-Scholes option-pricing model with the following assumptions: risk free interest rate 5.75%; expected life 5 years; expected volatility 466% for 2001 and 265% for 2000; dividend yield 0%. The fair values generated by the Black-Scholes model may not be indicative of the future benefit, if any, which may be received by the holders. The weighted average exercise price for all options outstanding was $0.05 and $0.33 as of September 30, 2001 and 2000, respectively. Since certain options have an indeterminable expiration, the weighted average expiration date could not be determined.


 14. Stock Purchase Plans

 In August 1995, the Company adopted its 1995 Employee Stock Purchase Plan (the "Stock Purchase Plan"), effective October 1, 1995, which allows employees to acquire common stock of the Company at 85% of its fair market value from payroll deductions received from the employees. The Company has reserved a total of 250,000 shares of its common stock to be sold to eligible employees under the Stock Purchase Plan. As of September 30, 2001, no employees were participating in the Stock Purchase Plan. In July 1997, the Company adopted its 1997 Executive Stock Bonus Plan ("Executive Stock Bonus Plan") under which options to purchase shares of common stock may be issued to employees of the Company. The Company reserved 260,870 shares of Common Stock for issuance under the Executive Bonus Plan. As of September 30, 2001, 190,475 shares have been issued under the Executive Stock Bonus Plan.


 15. Disclosures About Fair Value of Financial Instruments

 Generally, the fair value of financial instruments classified as current assets or liabilities approximate carrying value due to the short-term maturity of the instruments. The fair value of bankruptcy claims was based on current borrowing rates available for financing with similar terms and maturities. The fair value of the convertible debentures was estimated at the market value of 7,258,000 shares of common stock into which the debentures are convertible.

                                      Carrying Value     Fair Value
                                      --------------     ----------
     Long-term bankruptcy claims       $   380,650       $  297,100
     Convertible debentures              1,310,400          108,900



 ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 None to report

                                  PART III


 ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS


 The following table sets forth information regarding the executive officers and directors of the Company.


         Name               Age        Position                Since
 ----------------------     ---    -------------------       -----------
 Joseph W. Stucki, D.C.      43    President, Chief          March 1995
                                   Executive Officer
                                   and Chairman of the
                                   Board of Directors

 John C. Stuecheli           54    Chief Financial           January 1999
                                   Officer, Vice
                                   President
                                   and Secretary

 Jeffrey Jones, D.C.         40    Director                  March 1995

 Michael R. Smith, M.D.      43    Director                  December 1996

 John V. Mansfield           54    Director                  June 1998

 James Roberts               42    Director                  June 1998


      Joseph W. Stucki, D.C. Dr. Stucki is Chairman of the Board of Directors, Chief Executive Officer and President of the Company. Dr. Stucki has been a licensed chiropractor for approximately 18 years. In May 1983, he founded United Chiropractic Clinics, Inc. and, as its Chairman and
 President, purchased or developed and opened approximately 84 multi-disciplined clinics (chiropractic, medical, physical therapy and diagnostic). From 1988 through 1995, Dr. Stucki served as Chairman and Chief Executive Officer of United Health Services. United Health Services developed approximately 150 franchises throughout the United States. Dr. Stucki has been a consultant to health care organizations on various issues including practice management, strategic development, and mergers and acquisitions. Dr. Stucki has authored several papers and manuals on practice management and has been a guest speaker on health care issues. Dr. Stucki is a member of various national, state, and local organizations.

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

      (1) Dr. Jones failed to file a form 4 for the quarter ended December 31, 2000 for the purchase of 6,140,729 shares with a transaction value of $321,000. The transactions were reported on a Form 5 filed November 15, 2001.

      (2) Dr. J. W. Stucki failed to file a form 4 for the quarter ended December 31, 2000 for the purchase of 9,227,449 shares with a transaction value of $975,000. The transactions were reported on a Form 5 filed November 15, 2001.


 ITEM 10. EXECUTIVE COMPENSATION

                         Executive Compensation

      The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by, or paid to the Company's Chief Executive Officer and Chief Financial Officer for the last three fiscal years. No other executive officer of the Company who was serving at the end of fiscal 2001 earned more than $100,000 of annual base compensation for services in all capacities to the Company and its subsidiaries.


                    Summary Compensation Table
                                                             Long-Term Compensation
                                                             ------------------------
                               Fiscal Year     Annual        Restricted   Securities
  Name and Principal             Ending     Compensation       Stock     Under-lying     All other
    Position                  September 30    Salary ($)     Awards ($)   Options (#)  Compensation ($)
  --------------------------    -------      ----------      -----------   ----------    ----------
  Dr. Joseph W. Stucki            2001         262,950        130,000 (6)   20,000 (8)
  Chairman of the Board,          2000         262,950
  President and                   1999         262,950          4,690 (1)   200,000(3)    55,000 (4)
  Chief Executive Officer

  John C. Stuecheli               2001         110,000         12,500 (7)
  Vice President, Chief           2000         101,250                      42,500 (5)
  Financial Officer               1999          62,500  (2)
  and Secretary

 ___________________________

 (1) Dr. Stucki was entitled to a stock bonus of 50,000 shares on June 1 of each year of his employment agreement for the three year period ended May 31, 2000. The closing bid price per share on June 1, 1999 was $0.0938.

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

 (6) As consideration for entering into a new three year employment agreement, Dr. Stucki was issued 5,200,000 shares of restricted stock at a price of $0.025 per share.

 (7) As consideration for entering into a new three year employment agreement, Mr. Stuecheli was issued 500,000 shares of restricted stock at a price of $0.025 per share.

 (8)  Options granted under the Director Plan



                    Stock Option and Stock Purchase Plans

      The following tables set forth the number of options granted to the Company's Chief Executive Officer and Chief Financial Officer during fiscal 2001 and the value of the unexercised options held by them at September 30, 2001.

                    Option/SAR Grants in Last Fiscal Year

                          Number of      % of
                         Securities      Total
                           Under-      Options/
                            lying        SARs
                          Options/      Granted    Exercise
                            SARs          to        or Base
                           Granted     Employees     Price     Expiration
   Name                      (#)     In Fiscal Year  ($/Sh)       Date
  --------------------   -----------  ------------   -----     -----------
   Dr. J. W. Stucki        20,000          10%       $0.05       12/1/05

 ____________________



              Aggregate Option/SAR Exercises in Last Fiscal Year
                  And Fiscal 2001 Year-End Option/SAR Values

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
  Dr. Joseph W. Stucki     None         None       20,000/  -           None

  John C. Stuecheli        None         None       42,500/  -           None

 ____________________



                            Employee Benefit Plans

      In August 1995, the Company adopted its 1995 Employee Stock Option Plan (the "Employee Plan") under which options to purchase shares of Common Stock may be issued to employees and consultants of the Company. The Company reserved 1,000,000 shares of Common Stock for issuance under the Employee Plan. Also in August 1995, the Company adopted the 1995 Non-Employee Director Stock Option Plan (the "Director Plan") which provides for the grant of options to directors of up to 250,000 shares that do not qualify as "incentive stock options" under the Internal Revenue Code of 1986. In addition, the Company adopted its 1995 Employee Stock Purchase Plan (the "Stock Purchase Plan"), effective October 1, 1995, which allows employees to acquire Common Stock of the Company at 85% of its fair market value from payroll deductions received from the employees. The Company has reserved a total of 250,000 shares of its Common Stock to be sold to eligible employees under the Stock Purchase Plan. In October 1996, the Board of Directors amended each of the Employee Plan, the Director Plan, and the Stock Purchase Plan to clarify various matters concerning the administration of such plans. In July 1997, the Company adopted its 1997 Executive Stock Bonus Plan ("Executive Stock Bonus Plan") under which options to purchase shares of Common Stock may be issued to employees of the Company. The Company reserved 260,870 shares of Common Stock for issuance under the Executive Bonus Plan. The following table presents the number of shares issued or options granted under each of the Plans as of September 30, 2001:


                             Options
                          Granted/Shares       Option Shares
     Plan                     Issued             Exercised
 -------------                -------            ---------

 Employee Plan                867,500                 0

 Director Plan                150,000                 0

 Stock Purchase Plan                0                 0

 Executive Stock Bonus Plan   190,475                 0



                          Compensation of Directors

      The Company pays its Directors $1,500 for each Board of Director meeting attended in person and $250 for each telephonic Board meeting. The Company reimburses all Directors for reasonable out-of-pocket expenses incurred in connection with attending Board of Director meetings. Pursuant to the Director Plan, all non-employee directors receive, at the beginning of each fiscal year, a 5-year option to purchase 50,000 shares of common stock at an exercise price determined by the Board of Directors at the time of grant. Also, pursuant to the Director Plan, all employee directors receive, at the beginning of each fiscal year, a 5-year option to purchase 20,000 shares of common stock at an exercise price determined by the Board of Directors at the time of grant. In November 2000, options to purchase 150,000 and 40,000 shares were granted to non-employee directors and employee directors, respectively. The exercise price was $0.05 per share.


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


 ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth information regarding the ownership of the Company's Common stock as of December 31, 2001, by (i) each known beneficial owner of more than five percent (5%) of the outstanding Common Stock, (ii) each Director, (iii) each executive officer, and (iv) the executive officers and Directors as a group. All share numbers are provided based on information supplied to management of the Company by the respective individuals and members of the group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

                                                 Number of      Percent of
                                                  Shares           Class
                                                 ----------        -----
   David P. Voracek, D.C. (1)                    16,780,356         17.9%
   2025 Tartan Trail
   Highland Village, Texas 75077

   Joseph W. Stucki, D.C. (2)                    30,974,727         33.3%
   1300 West Walnut Hill Lane, Suite 275
   Irving, Texas 75038

   Jeffrey Jones, D.C. (3)                       11,749,151         12.5%
   807 S. Carrollton Avenue
   New Orleans, Louisiana 70118

   John C. Stuecheli (4)                            677,000            *
   1300 West Walnut Hill Lane, Suite 275
   Irving, Texas 75038

   Michael R. Smith, M.D. (5)                       421,167            *
   118 Canyon Circle
   Boerne, Texas 78006

   James Roberts (6)                                 59,500            *
   6712 Biltmore Pl.
   Plano, Texas 75023

   John V. Mansfield (7)                             50,000            *
   10956 Big Canoe
   Big Canoe, Georgia 30143

   Officers and Directors as a                   44,224,045         47.0%
   group (6 persons)
 __________________________
 *    Less than one percent.
 (1) The number of shares reported includes 1,650,000 shares owned of record by Mainstream Enterprises LLC, a limited liability company, in which Dr. Voracek is the sole member, and 2,480,520 shares owned of record by Belair Capital Group, Ltd., a limited liability company, in which Dr. Voracek has a 26% member interest.

 (2) Dr. Stucki is the Chief Executive Officer, President and Chairman of the Board of Directors of the Company. The number of shares reported includes 4,308,000 shares owned of record by Belair Capital Group, Ltd., a limited liability company, in which Dr. Stucki has a 45% member interest and 20,000 shares issuable upon exercise of options at $0.05 per share, which are currently exercisable.

 (3) Dr. Jones is a Director of the Company. The number of shares reported includes 1,586,480 shares owned of record by Belair Capital Group, Ltd., a limited liability company, in which Dr. Jones has a 17% member interest and 20,000 shares issuable upon exercise of options at $0.05 per share, which are currently exercisable.

 (4) Mr. Stuecheli is the Chief Financial Officer and Secretary of the Company. The number of shares owned includes 42,500 shares issuable upon exercise of options at $0.05 per share, which are currently exercisable.

 (5) Dr. Smith is a Director of the Company. The number of shares owned includes 50,000 shares issuable upon exercise of options at $0.05 per share, which are currently exercisable.

 (6) Mr. Roberts is a Director of the Company. The number of shares owned includes 50,000 shares issuable upon exercise of options at $0.05 per share, which are currently exercisable.

 (7) Mr. Mansfield is a Director of the Company. The number of shares owned includes 50,000 shares issuable upon exercise of options at $0.05 per share, which are currently exercisable.


 ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Belair Capital Group, Ltd. ("Belair"), a Nevada limited liability company, is the holder of a $950,000 note payable issued in connection with the acquisition of three clinics in September 2000. In addition, the Company issued 9,500,000 shares of common stock to Belair as further consideration. The note payable of $950,000 and the 9,500,000 shares of common stock are the sole assets of Belair. The following shareholders are also members of Belair: Dr. J.W. Stucki (45% member interest), Dr. Jeffrey Jones (17% member interest) and Dr. David Voracek (26% member interest).


 ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits Required by Item 601

      (1)  The following financial statements are filed herewith in Item 7

           (i)   Consolidated Balance sheet as of September 30, 2001
           (ii) Consolidated Statements of Operations for the years ended September 30, 2001 and 2000.
           (iii) Consolidated Statement of Stockholders' Equity for
                 the years ended September 30, 2001 and 2000.
           (iv)  Consolidated Statements of Cash Flows for the years
                 ended September 30, 2001 and 2000.
           (v)   Notes to Consolidated Financial Statements.

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

          10.24 Asset Sale and Purchase Agreement dated September 1, 2000 by and between Acme Corpus Chiropractic Clinic, LLC, Laredo Family Enterprises, LLC, Acme Chiropractic Clinic, LLC and American HealthChoice, Inc. (incorporated by reference to
                Exhibit 10.24 to Form 10-KSB, file number 000-26740, filed for the fiscal year ended September 30, 2000).

          10.25 Loan Agreement dated September 1, 2000 between Belair Capital, Ltd. and American HealthChoice, Inc. (incorporated by reference to Exhibit 10.25 to Form 10-KSB, file number 000-26740, filed for the fiscal year ended September 30,
                2000).

          10.26 Employment Agreement effective October 1, 2000 between Dr.
                J. W. Stucki and American HealthChoice, Inc. (incorporated by reference to Exhibit 10.26 to Form 10-KSB, file number 000-26740, filed for the fiscal year ended September 30,
                2000).

          10.27 Employment Agreement effective October 1, 2000 between Dr. Jeffrey Jones and American HealthChoice, Inc. (incorporated by reference to Exhibit 10.27 to Form 10-KSB, file number 000-26740, filed for the fiscal year ended September 30,
                2000).

          10.28 Employment Agreement effective October 1, 2000 between John
                C. Stuecheli and American HealthChoice, Inc. (incorporated by reference to Exhibit 10.28 to Form 10-KSB, file number 000-26740, filed for the fiscal year ended September 30,
                2000).

          10.29 Laredo Family Enterprises, LLC Financial Statements for the twelve months ended December 31, 1999 (incorporated by reference to Exhibit 10.29 to Form 10-KSB, file number 000-26740, filed for the fiscal year ended September 30,
                2000).

          10.30 San Benito Chiropractic Clinic, LLC Financial Statements for the twelve months ended December 31, 1999 (incorporated by reference to Exhibit 10.30 to Form 10-KSB, file number 000-26740, filed for the fiscal year ended September 30,
                2000).

          10.31 Acme Corpus Chiropractic Clinic, LLC Financial Statements for the twelve months ended December 31, 1999 (incorporated by reference to Exhibit 10.31 to Form 10-KSB, file number 000-26740, filed for the fiscal year ended September 30,
                2000).

           21   List of Subsidiaries of American HealthChoice, Inc.*

           23.1 Consent of Certified Public Accountants*


      * Filed herewith

                               SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               AMERICAN HEALTHCHOICE, INC.

 Date: January 14, 2002        By:  /s/ Dr. J.W. Stucki
                               Dr. J.W. Stucki, Chief Executive
                               Officer and President

      In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 Signature                          Title                            Date
 -------------------      ---------------------------------   ----------------
 /s/ Dr. J.W. Stucki      Chief Executive Officer, President
     Dr. J.W. Stucki      and Chairman of the Board
                          (Principal Executive Officer)       January 14, 2002

 /s/ John C. Stuecheli    Chief Financial Officer and
     John C. Stuecheli    Vice President-Finance
                          (Principal Financial and
                          Accounting Officer)                 January 14, 2002

 /s/ John V. Mansfield    Director, Chairman of Audit
     John V. Mansfield    Committee                           January 14, 2002

 /s/ James Roberts        Director
     James Roberts                                            January 14, 2002

 /s/ Dr. Jeff Jones       Director
     Dr. Jeff Jones                                           January 14, 2002

 /s/ Dr. Michael Smith    Director
     Dr. Michael Smith                                        January 14, 2002