Form 10QSB
period 2001-12-31
AMERICAN HEALTHCHOICE INC /NY/
filed 2002-02-14
CIK 854862

U.S. Securities and Exchange Commission

                            Washington, D.C. 20549


                                 FORM 10-QSB

 (Mark One)
   [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended December 31, 2001

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

      Yes [X]        No [  ]

      As of December 31, 2001, there were outstanding 93,825,766 shares of the issuer's Common Stock, par value $.001 per share.

 Transitional Small Business Disclosure Format (check one)

      Yes [   ]      No [X]

                         AMERICAN HEALTHCHOICE, INC.

                             INDEX TO FORM 10-QSB

                   For the Quarter Ended December 31, 2001




       Part I Financial Information

          Item 1.  Financial Statements

            Consolidated Balance Sheet .....................          2

            Consolidated Statement of Operations ...........          3

            Consolidated Statement of Cash Flows ...........          4

            Notes to Consolidated Financial Statements .....          5


          Item 2.  Management's Discussion and Analysis or
                   Plan of Operation .......................          6


       Part II Other Information

          Item 1.  Legal Proceedings........................          7

          Item 2.  Changes in Securities and Use of Proceeds          7

          Item 3.  Defaults upon Senior Securities..........          7

          Item 4.  Submission of Matters to a Vote of
                   Security Holders ........................          7

          Item 5.  Other Information........................          7

          Item 6.  Exhibits and Reports on Form 8-K.........          7


       Signatures .........................................           8

                        PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements

                         AMERICAN HEALTHCHOICE, INC.
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET
                                 (Unaudited)
                              DECEMBER 31, 2001

                                 ASSETS


 Current Assets:
 Cash                                                          $     15,533
 Accounts receivable, less allowance for doubtful
   accounts of $6,309,745                                         7,707,012
 Other current assets                                                89,405
                                                                -----------
      Total current assets                                        7,811,950

 Property and equipment, net                                        331,722
 Goodwill, net                                                    4,055,081
 Other assets                                                       205,320
                                                                -----------
      Total assets                                             $ 12,404,073
                                                                ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities:
 Notes payable                                               $      976,726
 Capital lease obligation                                            15,000
 Current bankruptcy claims                                          795,500
 Accrued payroll and payroll taxes                                  266,267
 Accounts payable and accrued expenses                              299,456
                                                                -----------
      Total current liabilities                                   2,352,949

 Convertible debentures                                           1,310,400
 Long-term bankruptcy claims                                        380,650
                                                                -----------
      Total liabilities                                           4,043,999

 Commitments                                                              _

 Stockholders' Equity:
 Preferred stock, $.001 par value; 5,000,000 shares
   authorized; none issued                                                -
 Common stock, $.001 par value; 115,000,000 shares
   authorized; 93,825,766 shares issued and outstanding              93,825
 Options to acquire common stock                                      8,000
 Additional paid-in capital                                      21,247,084
 Accumulated deficit                                            (12,988,835)
                                                                -----------
      Total stockholders' equity                                  8,360,074
                                                                -----------
      Total liabilities and stockholders' equity               $ 12,404,073
                                                                ===========


      See accompanying notes to these consolidated financial statements.

                         AMERICAN HEALTHCHOICE, INC.
                               AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                                 Three Months Ended December 31,
                                                 -------------------------------
                                                      2000             2001
                                                   ----------       ----------
 Net Patient Revenues                             $ 1,235,847      $ 1,164,701

 Operating Expenses:
   Compensation and benefits                          695,218          726,114
   Depreciation and amortization                      135,205           43,137
   General and administrative                         318,743          365,528
   Rent expense                                        92,839           94,962
                                                   ----------       ----------
      Total operating expenses                      1,242,005        1,229,741

 Other Income (Expense):
   Interest expense and other costs
     of borrowing                                     (26,063)         (20,288)
   Other income                                        50,000                -
                                                   ----------       ----------
      Total other income (expense)                     23,937          (20,288)
                                                   ----------       ----------
 Income (Loss) Before Taxes                            17,779          (85,328)

 Taxes                                                  6,000                -
                                                   ----------       ----------
 Net Income (Loss)                                $    11,779      $   (85,328)
                                                   ==========       ==========

 Basic and Diluted Net Income Per Share           $         -      $         -


 Weighted Average Common Shares Outstanding        80,121,057       93,825,766


      See accompanying notes to these consolidated financial statements.

                             AMERICAN HEALTHCHOICE, INC.
                                  AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)



                                                 Three Months Ended December 31,
                                                 -------------------------------
                                                      2000             2001
                                                   ----------       ----------
 Cash Flows From Operating Activities:
 Net income (loss)                                $    11,779      $   (85,328)
 Adjustments to reconcile net income to
   net cash used in operating activities:
   Allowance for doubtful accounts                    639,717          667,478
   Gain on cancellation of options                    (50,000)               -
   Employee compensation-stock                         21,900           21,900
   Depreciation and amortization                      135,205           43,136
 Change in operating assets and liabilities, net:
   Accounts receivable-trade                         (828,816)        (587,337)
   Other current assets                               (36,401)         (30,028)
   Accounts payable and accrued expenses               37,829          (32,735)
                                                   ----------       ----------
        Net cash used in operating activities         (68,787)          (2,914)

 Cash Flows From Investing Activities:
   Property and equipment                             (11,801)         (13,095)
                                                   ----------       ----------
        Net cash used in investing activities         (11,801)         (13,095)

 Cash Flows From Financing Activities:
   Proceeds from notes payable                         50,000                -
   Payments on notes payable and capital leases        (7,500)          (5,761)
                                                   ----------       ----------
        Net cash provided by (used in)
         financing activities                          42,500           (5,761)
                                                   ----------       ----------
 Net Decrease In Cash                                 (38,088)         (21,770)
 Cash At Beginning Of Year                             40,701           37,303
                                                   ----------       ----------
 Cash At End Of Period                            $     2,613      $    15,533
                                                   ==========       ==========
 Supplemental Disclosure Of Cash Flow Information:
   Income taxes paid                              $         -      $       610
   Interest paid                                        2,219              684

 Supplemental Disclosure Of Non-Cash Transactions:
   Offset reduction in valuation of clinic
     assets acquired against goodwill                       -          330,000
   Issuance of stock in connection with
     financing activities                              12,500                -
   Issuance of stock in connection with
    employment agreements                             225,875                -


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

 The results of operations for the three months ended December 31, 2001 are not necessarily indicative of the results to be expected for the full year. It is suggested that the December 31, 2001 financial information be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB dated September 30, 2001.


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

 Goodwill - The Company elected to adopt the provisions of Financial Accounting Standard ("FAS") 142, "Goodwill and Other Intangible Assets" as of October 1, 2001. This policy requires an impairment test, which is performed by the Company on an annual basis. See footnote 4 to the financial statements.

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


 4.   Goodwill

 The Company elected to adopt the provisions of the Financial Accounting Standard ("FAS") 142, "Goodwill and Other Intangible Assets" as of October 1, 2001. This pronouncement addresses the issue of proper accounting and reporting for intangible assets, such as purchased goodwill. FAS 142 modified the purchase method of accounting by eliminating the amortization of goodwill and substituting an impairment test. In this regard, the Company engaged an independent valuation firm to conduct the impairment test as of December 31, 2001. For testing purposes the "reporting unit", as prescribed by FAS 142, was the three clinics acquired in September 2000 for a total purchase price of $6,000,000.

 The first step of the goodwill impairment testing process involves a "carrying amount comparison" that compares the fair value of the reporting unit to its carrying value. If fair value exceeds carrying value, then no further testing is required. With respect to the valuation of the reporting unit, the firm relied on the results of the income approach. In connection with this approach, the firm utilized the discounted cash flow method. Based on the income approach, in the opinion of the independent valuation firm, the fair value of the net assets of the reporting unit exceeded the carrying value as of December 31, 2001. Thus, goodwill of the reporting unit was not impaired.

 Item 2.   Management's Discussion and Analysis or Plan of Operation

 Results of Operations

 The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and is qualified in its entirety by the foregoing and by other more detailed financial information appearing elsewhere.

 Three Months Ended December 31, 2001 Compared to Three Months Ended December 31, 2000

      Net Patient Revenues. For the three months ended December 31, 2001, net patient revenues decreased from $1,236,000 for the same period in 2000 to $1,165,000 in 2001. Approximately $43,000 of the decrease is attributable to a 2% increase in the allowance for doubtful accounts as a percentage of patient revenues. The remainder is the result of a decrease in patient billings in the 2001 period compared to the 2000 period.

      Compensation and Benefits. For the three months ended December 31, 2001, compensation and benefits increased from $695,000 in 2000 to $726,000 in 2001. The increase is attributable to two additional physicians in the 2001 period and salary increases for clinic personnel.

      Depreciation and Amortization. For the three months ended December 31, 2001, depreciation and amortization decreased from $135,000 in 2000 to $43,000 in 2001. The decrease was primarily due to amortization of goodwill in the amount of $97,000 in the 2000 period. The 2001 period has no goodwill amortization due to a change in accounting policy.

      General and Administrative. For the three months ended December 31, 2001, general and administrative increased from $319,000 in 2000 to $366,000 in 2001. Approximately $40,000 of the increase was attributable to higher marketing and advertising expenses in the Texas chiropractic clinics.

      Rent. For the three months ended December 31, 2001, rent increased from $93,000 in 2000 to $95,000 in 2001. There were no facility changes in the 2001 period compared to the 2000 period.


 Liquidity and Capital Resources

 For the three months ended December 31, 2001, net cash used in operating activities was $3,000 compared to $69,000 for the three months ended December 31, 2000. The decrease is primarily attributable to a decrease in accounts receivable, net of allowance for doubtful accounts, of $80,000 in 2001 compared to an increase of $189,000 in the 2000 period.


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


                         Part II.  OTHER INFORMATION

 Item 1.  Legal Proceedings

 There have been no material events related to legal proceedings reported in the Registrants 10-KSB filed January 14, 2002.


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



                               AMERICAN HEALTHCHOICE, INC.

 Date: February 14, 2002       By:  /s/ Dr. J.W. Stucki
                               Dr. J.W. Stucki, Chief Executive
                               Officer and President

 Date: February 14, 2002       By:  /s/ John C. Stuecheli
                               John C. Stuecheli, Chief Financial
                               Officer and Vice President - Finance
                               (Principal Financial and Accounting Officer)