Form 10QSB
period 2002-03-31
AMERICAN HEALTHCHOICE INC /NY/
filed 2002-05-15
CIK 854862

U.S. Securities and Exchange Commission

                            Washington, D.C. 20549


                                 FORM 10-QSB

 (Mark One)
   [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2002

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

      Yes [ X ]        No [  ]

      As of March 31, 2002, there were outstanding 93,825,766 shares of the issuer's Common Stock, par value $.001 per share.

 Transitional Small Business Disclosure Format (check one)

      Yes [   ]      No [ X ]

                         AMERICAN HEALTHCHOICE, INC.

                             INDEX TO FORM 10-QSB

                     For the Quarter Ended March 31, 2002




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

                        PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements

                         AMERICAN HEALTHCHOICE, INC.
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET
                                 (Unaudited)
                                MARCH 31, 2002

                                    ASSETS


 Current Assets:
 Cash                                                         $     20,879
 Accounts receivable, less allowance for doubtful
      accounts of $7,120,512                                     7,918,259
 Other current assets                                               93,358
                                                               -----------
      Total current assets                                       8,032,496

 Property and equipment, net                                       319,005
 Goodwill, net                                                   4,055,081
 Other assets                                                      155,295
                                                               -----------
      Total assets                                            $ 12,561,877
                                                               ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities:
 Notes payable                                                $  1,041,458
 Capital lease obligation                                           12,500
 Current bankruptcy claims                                         795,500
 Accrued payroll and payroll taxes                                 281,367
 Accounts payable and accrued expenses                             374,029
                                                               -----------
      Total current liabilities                                  2,504,854

 Convertible debentures                                          1,310,400
 Long-term bankruptcy claims                                       380,650
                                                               -----------
      Total liabilities                                          4,195,904


 Commitments                                                             _

 Stockholders' Equity:
 Preferred stock, $.001 par value; 5,000,000 shares
   authorized; none issued                                               -
 Common stock, $.001 par value; 115,000,000 shares
   authorized; 93,825,766 shares issued and outstanding             93,825
 Options to acquire common stock                                     8,000
 Additional paid-in capital                                     21,247,084
 Accumulated deficit                                           (12,982,936)
                                                               -----------
      Total stockholders' equity                                 8,365,973
                                                               -----------
      Total liabilities and stockholders' equity              $ 12,561,877
                                                               ===========


      See accompanying notes to these consolidated financial statements.


                          AMERICAN HEALTHCHOICE, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                    Three Months Ended March 31,        Six Months Ended March 31,
                                    ----------------------------       ---------------------------
                                       2001             2002              2001             2002
                                    ----------       ----------        ----------       ----------
 Net Patient Revenues              $ 1,404,207      $ 1,293,692       $ 2,640,054      $ 2,458,393

 Operating Expenses:
   Compensation and benefits           721,853          701,920         1,417,071        1,428,034
   Depreciation and amortization       157,627           42,807           292,832           85,944
   General and administrative          372,440          422,162           691,183          787,690
   Rent expense                         92,713          100,608           185,552          195,570
                                    ----------       ----------        ----------       ----------
      Total operating expenses       1,344,633        1,267,497         2,586,638        2,497,238

 Other Income (Expense):
   Interest expense and other
     costs of borrowing                (18,837)         (20,296)          (44,900)         (40,584)
   Other income                         57,579                -           107,579                -
                                    ----------       ----------        ----------       ----------
      Total other income (expense)      38,742          (20,296)           62,679          (40,584)
                                    ----------       ----------        ----------       ----------
 Income (Loss) Before Taxes             98,316            5,899           116,095          (79,429)

 Federal Income Taxes                   37,500                -            43,500                -
                                    ----------       ----------        ----------       ----------
 Net Income (Loss                  $    60,816      $     5,899       $    72,595      $   (79,429)
                                    ==========       ==========        ==========       ==========

 Basic and Diluted Net Income
    (Loss) Per Share               $         -      $         -       $         -      $         -


 Weighted Average Common Shares
   Outstanding                      81,502,032       93,825,766        80,821,764       93,825,766


                                  See accompanying notes to these consolidated financial statements.

                         AMERICAN HEALTHCHOICE, INC.
                               AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)



                                                    Six Months Ended March 31,
                                                    --------------------------
                                                        2001         2002
                                                      ---------    ---------
 Cash Flows From Operating Activities:
 Net income (loss)                                   $   72,595   $  (79,429)
 Adjustments to reconcile net income to net cash
   used in operating activities:
   Allowance for doubtful accounts                    1,412,764    1,531,055
   Gain on cancellation of options                     (100,000)           -
   Employee compensation-stock                           43,800       43,800
   Depreciation and amortization                        292,832       85,944
 Change in operating assets and liabilities, net:
   Accounts receivable-trade                         (1,895,084)  (1,662,161)
   Other current assets                                   9,741      (33,981)
   Accounts payable and accrued expenses                 99,291       56,938
                                                      ---------    ---------
        Net cash used in operating activities           (64,061)     (57,834)

 Cash Flows From Investing Activities:
   Property and equipment                                (3,240)     (15,061)
                                                      ---------    ---------
        Net cash used in investing activities            (3,240)     (15,061)

 Cash Flows From Financing Activities:
   Proceeds from notes payable                           50,000       65,715
   Payments on notes payable and capital leases         (17,997)      (9,244)
                                                      ---------    ---------
        Net cash provided by financing activities        32,003       56,471
                                                      ---------    ---------
 Net Decrease In Cash                                   (35,298)     (16,424)
 Cash At Beginning Of Year                               40,701       37,303
                                                      ---------    ---------
 Cash At End Of Period                               $    5,403   $   20,879
                                                      =========    =========



 Supplemental Disclosure Of Cash Flow Information:
   Income taxes paid                                 $        -   $      610
   Interest paid                                          3,100        1,600

 Supplemental Disclosure Of Non-Cash Transactions:
   Offset reduction in valuation of clinic assets
     acquired against goodwill                                -      330,000
   Issuance of stock in connection with financing
     activities                                          12,500            -
   Conversion of debenture into stock                   322,200            -
   Issuance of stock in connection with
     employment agreements                              225,875            -


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

 The results of operations for the six months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year. It is suggested that the March 31, 2002 financial information be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB dated September 30, 2001.


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


 Three Months Ended March 31, 2002  Compared to Three Months Ended March  31,
 2001

      Net Patient Revenues. For the three months ended March 31, 2002, net patient revenues decreased from $1,404,000 for the same period in 2001 to $1,294,000 in 2002. Approximately $87,000 of the decrease is attributable to a 4% increase in the allowance for doubtful accounts as a percentage of patient revenues. The remainder is the result of a decrease in patient billings in the 2002 period compared to the 2001 period.

      Compensation and Benefits. For the three months ended March 31, 2002, compensation and benefits decreased from $722,000 in 2001 to $702,000 in 2002. There were no material personnel changes in the 2001 period compared to the 2000 period.

      Depreciation and Amortization. For the three months ended March 31, 2002, depreciation and amortization decreased from $158,000 in 2001 to $43,000 in 2002. The decrease is primarily due to amortization of goodwill in the amount of $97,000 in the 2001 period. The 2002 period has no goodwill amortization due to a change in accounting policy.

      General and Administrative. For the three months ended March 31, 2002, general and administrative increased from $372,000 in 2001 to $422,000 in 2002. Approximately $55,000 of the increase was attributable to higher marketing and advertising expenses in the Texas chiropractic clinics.

      Rent. For the three months ended March 31, 2002, rent increased from $93,000 in 2001 to $101,000 in 2002. The increase is attributable to common area expense adjustments for the calendar year 2001. There were no facility changes in the 2001 period compared to the 2000 period.


 Six Months Ended March 31, 2002 Compared to Six Months Ended March 31, 2001

      Net Patient Revenues. For the six months ended March 31, 2002, net patient revenues decreased from $2,640,000 for the same period in 2001 to $2,458,000 in 2002. Approximately $130,000 of the decrease is attributable to a 3% increase in the allowance for doubtful accounts as a percentage of patient revenues. The remainder is the result of a decrease in patient billings in the 2002 period compared to the 2001 period.

      Compensation and Benefits. For the six months ended March 31, 2002, compensation and benefits increased from $1,417,000 in 2001 to $1,428,000 in 2002. There were no material personnel changes in the 2001 period compared to the 2000 period.

      Depreciation and Amortization. For the six months ended March 31, 2002, depreciation and amortization decreased from $293,000 in 2001 to $86,000 in 2002. The decrease is primarily due to amortization of goodwill in the amount of $194,000 in the 2001 period. The 2002 period has no goodwill amortization due to a change in accounting policy.

      General and Administrative. For the six months ended March 31, 2002, general and administrative increased from $691,000 in 2001 to $788,000 in 2002. Approximately $95,000 of the increase was attributable to higher marketing and advertising expenses in the Texas chiropractic clinics.

      Rent. For the six months ended March 31, 2002, rent increased from $186,000 in 2001 to $196,000 in 2002. The increase is attributable to common area expense adjustments for the calendar year 2001. There were no facility changes in the 2001 period compared to the 2000 period.


 Liquidity and Capital Resources

 For the six months ended March 31, 2002, net cash used in operating activities was $58,000 compared to $64,000 for the six months ended March 31, 2001. Net cash used in operating activities was financed by proceeds from notes payable.


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


 No Form 8-K Reports were filed during the quarter ended March 31, 2002.

                               SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               AMERICAN HEALTHCHOICE, INC.

 Date: May 15, 2002            By:  /s/ Dr. J.W. Stucki
                               Dr. J.W. Stucki, Chief Executive
                               Officer and President

 Date: May 15, 2002            By:  /s/John C. Stuecheli
                               John C. Stuecheli, Chief Financial
                               Officer and Vice President - Finance
                               (Principal Financial and Accounting Officer)