Form 10QSB
period 2002-06-30
AMERICAN HEALTHCHOICE INC /NY/
filed 2002-08-14
CIK 854862

U.S. Securities and Exchange Commission

                            Washington, D.C. 20549


                                 FORM 10-QSB

 (Mark One)
   [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2002

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

      Yes [ X ]       No [   ]

      As of June 30, 2002, there were outstanding 93,825,766 shares of the issuer's Common Stock, par value $.001 per share.

 Transitional Small Business Disclosure Format (check one)

      Yes [   ]       No [ X ]

                         AMERICAN HEALTHCHOICE, INC.

                             INDEX TO FORM 10-QSB

                     For the Quarter Ended June 30, 2002



       Part I Financial Information

         Item 1.  Financial Statements

            Consolidated Balance Sheet .....................          2

            Consolidated Statement of Operations ...........          3

            Consolidated Statement of Cash Flows ...........          4

            Notes to Consolidated Financial Statements .....          5


         Item 2.  Management's Discussion and Analysis or
                  Plan of Operation ........................          6


       Part II Other Information

         Item 1.  Legal Proceedings ........................          8

         Item 2.  Changes in Securities and Use of Proceeds           8

         Item 3.  Defaults upon Senior Securities ..........          8

         Item 4.  Submission of Matters to a Vote of
                  Security Holders .........................          8

         Item 5.  Other Information ........................          8

         Item 6.  Exhibits and Reports on Form 8-K .........          8


       Signatures .........................................           8

                        PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements

                         AMERICAN HEALTHCHOICE, INC.
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET
                                 (Unaudited)
                                JUNE 30, 2002

                                 ASSETS

 Current Assets:
 Cash                                                         $     29,085
 Accounts receivable, less allowance for doubtful
   accounts of $6,480,304                                        8,040,872
 Other current assets                                               78,867
                                                               -----------
      Total current assets                                       8,148,824

 Property and equipment, net                                       318,677
 Goodwill, net                                                   4,055,081
 Other assets                                                      105,270
                                                               -----------
      Total assets                                            $ 12,627,852
                                                               ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities:
 Notes payable and capital lease obligation                   $  1,036,298
 Current bankruptcy claims                                         795,500
 Accrued payroll and payroll taxes                                 364,973
 Accounts payable and accrued expenses                             355,879
                                                               -----------
      Total current liabilities                                  2,552,650

 Convertible debentures                                          1,310,400
 Long-term bankruptcy claims                                       380,650
                                                               -----------
      Total liabilities                                          4,243,700

 Commitments                                                             _

 Stockholders' Equity:
 Preferred stock, $.001 par value; 5,000,000 shares
   authorized; none issued                                               -
 Common stock, $.001 par value; 115,000,000 shares
   authorized; 93,825,766 shares issued and outstanding             93,825
 Options to acquire common stock                                     8,000
 Additional paid-in capital                                     21,247,084
 Accumulated deficit                                           (12,964,757)
                                                               -----------
      Total stockholders' equity                                 8,384,152
                                                               -----------
      Total liabilities and stockholders' equity              $ 12,627,852
                                                               ===========

      See accompanying notes to these consolidated financial statements.

                         AMERICAN HEALTHCHOICE, INC.
                               AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                     Three Months Ended June 30,        Nine Months Ended June 30,
                                    -----------------------------      ---------------------------
                                       2001             2002              2001             2002
                                    ----------       ----------        ----------       ----------
 Net Patient Revenues              $ 1,440,236      $ 1,257,176       $ 4,080,290      $ 3,715,569

 Operating Expenses:
   Compensation and benefits           725,633          751,169         2,142,704        2,179,203
   Depreciation and amortization       147,101           42,807           439,933          128,751
   General and administrative          380,849          421,093         1,072,032        1,208,783
   Rent expense                         94,841           98,441           280,393          294,011
                                    ----------       ----------        ----------       ----------
      Total operating expenses       1,348,424        1,313,510         3,935,062        3,810,748

 Other Income (Expense):
   Interest expense and other
     costs of borrowing                (18,837)         (20,964)          (63,737)         (61,548)
   Other income                         50,000           95,477           157,579           95,477
                                    ----------       ----------        ----------       ----------
      Total other income                31,163           74,513            93,842           33,929
                                    ----------       ----------        ----------       ----------
 Income (Loss) Before Taxes            122,975           18,179           239,070         (61,250)

 Federal Income Taxes                   45,500                -            89,000                -
                                    ----------       ----------        ----------       ----------
 Net Income (Loss)                 $    77,475      $    18,179       $   150,070      $   (61,250)
                                    ==========       ==========        ==========       ==========

 Basic and Diluted Net Income
   Per Share                       $         -      $         -       $         -      $         -

 Weighted Average Common Shares
   Outstanding                      92,464,856       93,825,766        84,697,159       93,825,766


      See accompanying notes to these consolidated financial statements.

                              AMERICAN HEALTHCHOICE, INC.
                                   AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)

                                                   Nine Months Ended June 30,
                                                   --------------------------
                                                        2001         2002
                                                      ---------    ---------
 Cash Flows From Operating Activities:
 Net income (loss)                                   $  150,070   $  (61,250)
 Adjustments to reconcile net income to net cash
   used in operating activities:
   Allowance for doubtful accounts                    2,283,300    2,355,477
   Gain on cancellation of options                     (150,000)           -
   Employee compensation-stock                           65,700       65,700
   Depreciation and amortization                        439,933      128,751
 Change in operating assets and liabilities, net:
   Accounts receivable-trade                         (3,024,753)  (2,609,196)
   Other current assets                                  41,136      (19,490)
   Accounts payable and accrued expenses                161,169      122,394
                                                      ---------    ---------
        Net cash used in operating activities           (33,445)     (17,614)

 Cash Flows From Investing Activities:
   Property and equipment                               (25,775)     (29,415)
                                                      ---------    ---------
        Net cash used in investing activities           (25,775)     (29,415)

 Cash Flows From Financing Activities:
   Proceeds from notes payable                           50,000       56,180
   Payments on notes payable and capital leases         (25,497)     (17,369)
                                                      ---------    ---------
        Net cash provided by financing activities        24,503       38,811
                                                      ---------    ---------
 Net Decrease In Cash                                   (34,717)      (8,218)
 Cash At Beginning Of Year                               40,701       37,303
                                                      ---------    ---------
 Cash At End Of Period                               $    5,984   $   29,085
                                                      =========    =========

 Supplemental Disclosure Of Cash Flow Information:
   Income taxes paid                                 $        -   $      610
   Interest paid                                          4,600        4,500

 Supplemental Disclosure Of Non-Cash Transactions:
   Offset reduction in valuation of clinic assets
     acquired against goodwill                                -      330,000
   Issuance of stock in connection with
     financing activities                                12,500            -
   Conversion of debenture into stock                 2,386,600            -
   Issuance of stock in connection with
     employment agreements                              225,375            -


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

 The results of operations for the nine months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year. It is suggested that the June 30, 2002 financial information be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB dated September 30, 2001.


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

 Three Months Ended  June 30, 2002  Compared to Three  Months Ended June  30,
 2001

      Net Patient Revenues. For the three months ended June 30, 2002, net patient revenues decreased from $1,440,000 for the same period in 2001 to $1,257,000 in 2002. Approximately $60,000 of the decrease is attributable to a 3% increase in the allowance for doubtful accounts as a percentage of patient revenues. The remainder is the result of a decrease in patient billings in the 2002 period compared to the 2001 period.

      Compensation and Benefits. For the three months ended June 30, 2002, compensation and benefits increased from $726,000 in 2001 to $751,000 in 2002. There were no material personnel changes in the 2002 period compared to the 2001 period.

      Depreciation and Amortization. For the three months ended June 30, 2002, depreciation and amortization decreased from $147,000 in 2001 to $43,000 in 2002. The decrease is primarily due to amortization of goodwill in the amount of $97,000 in the 2001 period. The 2002 period has no goodwill amortization due to a change in accounting policy.

      General and Administrative. For the three months ended June 30, 2002, general and administrative increased from $381,000 in 2001 to $421,000 in 2002. Approximately $45,000 of the increase was attributable to higher marketing and advertising expenses in the Texas chiropractic clinics.

      Rent.  For the  three months ended June  30, 2002, rent increased  from
 $95,000 in 2001 to $98,000 in 2002.   There were no facility changes in  the
 2002 period compared to the 2001 period.

      Other Income.   The   2002  period  includes  $95,000  from  a  lawsuit
 settlement and the 2001 period includes $50,000 from the cancellation of stock options.

 Nine months Ended June 30, 2002 Compared to Nine months Ended June 30, 2001

      Net Patient Revenues. For the nine months ended June 30, 2002, net patient revenues decreased from $4,080,000 for the same period in 2001 to $3,716,000 in 2002. Approximately $197,000 of the decrease is attributable to a 3% increase in the allowance for doubtful accounts as a percentage of patient revenues. The remainder is the result of a decrease in patient billings in the 2002 period compared to the 2001 period.

      Compensation and Benefits. For the nine months ended June 30, 2002, compensation and benefits increased from $2,143,000 in 2001 to $2,179,000 in 2002. There were no material personnel changes in the 2002 period compared to the 2001 period.

      Depreciation and Amortization. For the nine months ended June 30, 2002, depreciation and amortization decreased from $440,000 in 2001 to $129,000 in 2002. The decrease is primarily due to amortization of goodwill in the amount of $291,000 in the 2001 period. The 2002 period has no goodwill amortization due to a change in accounting policy.

      General and Administrative. For the nine months ended June 30, 2002, general and administrative increased from $1,072,000 in 2001 to $1,209,000 in 2002. Approximately $140,000 of the increase was attributable to higher marketing and advertising expenses in the Texas chiropractic clinics.

      Rent. For the nine months ended June 30, 2002, rent increased from $280,000 in 2001 to $294,000 in 2002. The increase is attributable to common area expense adjustments for the calendar year 2001. There were no facility changes in the 2002 period compared to the 2001 period.

      Other Income.   The   2002  period  includes  $95,000  from  a  lawsuit
 settlement and the 2001 period includes $150,000 from the cancellation of stock options.


 Liquidity and Capital Resources

 For the nine months ended June 30, 2002, net cash used in operating activities was $18,000 compared to $33,000 for the nine months ended June 30, 2001. Net cash used in operating activities was financed by proceeds from notes payable.


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

 None to report


 Item 5.  Other Information

 None


 Item 6.  Exhibits and Reports on Form 8-K

 99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Dr. J. W. Stucki, President and Chief Executive Officer.

 99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for John C. Stuecheli, Vice President and Chief Financial Officer.

 No Form 8-K Reports were filed during the quarter ended June 30, 2002.

                               SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               AMERICAN HEALTHCHOICE, INC.

 Date: August 14, 2002         By:  /s/ Dr. J.W. Stucki
                               Dr. J.W. Stucki, Chief Executive
                               Officer and President

 Date: August 14, 2002         By:  /s/John C. Stuecheli
                               John C. Stuecheli, Chief Financial Officer and
                               Vice President - Finance
                               (Principal Financial and Accounting Officer)