Form 10KSB
period 2002-09-30
AMERICAN HEALTHCHOICE INC /NY/
filed 2003-01-14
CIK 854862

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB
(Mark One)
 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended September 30, 2002

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

      Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      State issuer's revenues for its most recent fiscal year: $8,300,000

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). $250,000 as of December 31, 2002*.

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

 As of December 31, 2002, the Registrant had 88,100,766 shares outstanding of common stock.

 * Based on the last reported price of an actual transaction in Registrant's common stock on November 30, 2002 and reports of beneficial ownership filed by directors and executive officers of Registrant and by beneficial owners of more than 5% of the outstanding shares of common stock of Registrant; however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of Registrant's common stock.

                    DOCUMENTS INCORPORATED BY REFERENCE
                                   None

                  Transitional Small Business Disclosure
                            Format (Check one)
                            Yes [ ]      No [X]

                      AMERICAN HEALTHCHOICE, INC.

                              FORM 10-KSB

                           TABLE OF CONTENTS

                                                                       Page
                                                                       ----
                                 PART I

 Item 1.   Description of Business..................................     1

 Item 2.   Description of Property..................................     4

 Item 3.   Legal Proceedings........................................     5

 Item 4.   Submission of Matters to a Vote of Security Holders......     5


                                PART II

 Item 5.   Market for Common Equity and Related Stockholder Matters      5

 Item 6.   Management's Discussion and Analysis or Plan of Operation     6

 Item 7.   Financial Statements.....................................    10

 Item 8.   Changes In and Disagreements with Accountants
             on Accounting and Financial Disclosure.................    24


                                   PART III

 Item 9.   Directors, Executive Officers, Promoters and Control
             Persons; Compliance with Section 16(a) of the
             Exchange Act...........................................   25

 Item 10.  Executive Compensation...................................   27

 Item 11.  Security Ownership of Certain Beneficial
             Owners and Management..................................   30

 Item 12.  Certain Relationships and Related Transactions...........   31

 Item 13.  Exhibits and Reports on Form 8-K.........................   32

 Signatures     ....................................................   35

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


 General

      The Company owns, operates and manages thirteen clinics. Twelve are primary care clinics, of which two are medical clinics and ten are chiropractic clinics. The Company also has a physical therapy facility at its largest chiropractic clinic. The clinics are located in Texas and Louisiana. The clinic locations are leased except for one clinic in San Antonio. See Item 2 "Description of Property." At September 30, 2002 the Company had a total of sixty-two employees. Of this number, six were employed by the Company's medical clinics, forty-nine by the chiropractic and physical therapy clinics, and seven at the Company's corporate office.

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


 Business Strategy

      Cash Flow. The Company's primary measurement of financial performance is earnings before interest, taxes, depreciation and amortization ("EBITDA"). In fiscal 2002, EBITDA was approximately $(1,900,000) compared to the goal of $1,000,000. The primary reason for the significant decrease was an approximately $750,000 decline in EBITDA at the three clinics acquired in September 2000. The reasons for the decline were the opening of competitive clinics, the departure of a doctor and changes in marketing sources. Management has initiated steps to rectify these problems and expects EBITDA of approximately $500,000 for these three clinics in Fiscal 2003.

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

      Since many insurance settlements are a compromise between the insurance company and the patient, often the Company must take a lesser amount than the original fees for services rendered. In some instances, if the patient is under a LOP and their attorney decides not to pursue the claim, then the clinic may have to write the account off as bad debt. The Company believes that accounts receivable from patient settlements have been adequately reserved to account for the reduced collections. See Item 6-"Management's Discussion and Analysis or Plan of Operation."

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


 Medical Services

      The Company owns and operates two primary care medical clinics located in San Antonio. The patient source for the Southcross clinic comes from people familiar with the clinic's location, commercial contracts and referrals from attorneys. The San Pedro clinic services are almost exclusively personal injury and worker's compensation cases. The patient source for this clinic comes from attorney referrals and chiropractic clinics, including company owned clinics in San Antonio.


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


 ITEM 2. DESCRIPTION OF PROPERTY

      The Company leases approximately 3,500 square feet in an office building in Irving, Texas at a monthly rent of $7,200 for use as its principal headquarters. The Company currently owns a parcel of land in San Antonio, Texas, on which the Company's Southcross clinic is located.

      The Company owns, operates and manages thirteen clinics. Twelve are primary care clinics, of which two are medical clinics and ten are chiropractic clinics. The Company also has a physical therapy facility at its largest chiropractic clinic. The following table lists the clinics, locations, monthly rents, services provided, and date acquired or commenced operation by the Company.

Clinics in Operation                   Monthly
   in Fiscal 2002        Location       Rent    Services Provided  Date Acquired
--------------------  ---------------  -------  ----------------- --------------
United Chiropractic   Katy, TX         $3,800   Chiropractic &    October 1994
Clinic                                          physical therapy

United Chiropractic   San              $2,500   Chiropractic &    July 1994
Clinic (Wurzbach)     Antonio, TX               physical therapy

United Chiropractic   San              $1,100   Chiropractic &    October 1994
Clinic (San Pedro)    Antonio, TX               physical therapy

Atlas Sports & Injury San              $1,000   Physical therapy  October 1994
(Bandera)             Antonio, TX

United Chiropractic   San              $2,000   Chiropractic      October 1994
Clinic (Bandera)      Antonio, TX

San Pedro Medical     San              $1,100   Primary medical   October 1994
Clinic                Antonio, TX               care

Southcross Medical    San              $2,000   Urgent & primary  December 1995
Clinic                Antonio, TX               medical care

United Chiropractic   New              $1,600   Chiropractic      July 1994
(New Orleans East)    Orleans, LA

United Chiropractic   New              $1,200   Chiropractic      July 1994
(Uptown)              Orleans, LA

Valley Family Health  McAllen, TX      $3,000   Chiropractic      January 1996
Center

Valley Family Health    San Benito,    $1,000   Chiropractic      September 2000
Center                  TX

Crosstown               Corpus         $1,000   Chiropractic      September 2000
Chiropractic Clinic     Christi, TX

Laredo Family Health    Laredo, TX     $4,200   Chiropractic      September 2000
Clinic
                                       ------
Total rent                            $25,500
                                       ======

 ITEM 3. LEGAL PROCEEDINGS

      As of September 30, 2002, there are no legal proceedings that involve material amounts of exposure for the Company.


 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended September 30, 2002.

                                PART II


 ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


      Market Information. The Company's common stock is quoted on the OTC Bulletin Board under the symbol "AMHI".

 The following table presents the high and low bid prices for each quarter:

                  Quarter Ended        High Bid   Low Bid
                  -----------------    --------   -------
                  December 31, 2000    $0.1562    $0.0312
                  March 31, 2001       $0.0781    $0.0312
                  June 30, 2001        $0.06      $0.01
                  September 30, 2001   $0.03      $0.01
                  December 31, 2001    $0.03      $0.01
                  March 31, 2002       $0.03      $0.01
                  June 30, 2002        $0.02      $0.01
                  September 30, 2002   $0.01      $0.01

      Holders.   Based  on information  provided  by the  Company's  transfer agent, the Company had approximately 100 holders of record of its common stock at September 30, 2002.

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

                                           Years Ended September 30,
                                           -------------------------
                                    2000            2001              2002
                                 ----------      ----------        ----------
 Revenues:
   Patient billings             $ 5,305,000     $ 8,572,000       $ 8,302,000
   Allowance for discount         1,631,000       3,053,000         3,538,000
                                 ----------      ----------        ----------
       Net Patient Revenues       3,674,000       5,519,000         4,764,000

 Operating Expenses:
   Compensation and               2,238,000       2,892,000         2,948,000
   Allowance for doubtful                 -               -         1,810,000
   General and                      817,000       1,509,000         1,656,000
   Rent                             282,000         386,000           391,000
   Other                            247,000         588,000           144,000
                                 ----------      ----------        ----------
       Total Operating            3,584,000       5,375,000         6,949,000
                                 ----------      ----------        ----------
 Operating Income (Loss)             90,000         144,000        (2,185,000)
 Other Income (Expense):
   Interest expense and             (12,000)        (85,000)          (63,000)
   Other income, net                115,000          95,000            95,000
                                 ----------      ----------        ----------
       Total Other Income           103,000          10,000            32,000
                                 ----------      ----------        ----------
 Income (Loss)                  $   193,000     $   154,000       $(2,153,000)
                                 ==========      ==========        ==========

 Fiscal Year Ended September 30, 2002 Compared to Fiscal Year Ended September 30, 2001

      Patient Billings. For the fiscal year ended September 30, 2002, patient billings decreased from $8,572,000 for the same period in 2001 to $8,302,000 in 2002. The decrease of $269,000 is attributable to a decline in patient billings of approximately $687,000 for the clinics acquired in September 2000 offset by an increase of $418,000 for other clinics.

      Allowance for Discount on Billings. For the fiscal year ended September 30, 2002, allowance for discount on billings increased from $3,053,000 for the same period in 2001 to $3,538,000 in 2002. The increase is attributable to an upward adjustment in the allowance as a percentage of patient billings from 36% in the 2001 period to 43% in the 2002 period. The adjustment reflects an increase in the number of new personal injury cases written off in the 2002 period due primarily to the absence of insurance coverage. The collection percentage on cases that were settled by patient's attorneys in 2002 was comparable to 2001.

      Compensation and Benefits. For the fiscal year ended September 30, 2002, compensation and benefits increased from $2,892,000 in 2001 to $2,948,000 in 2002. There were no material personnel changes in the 2002 period compared to the 2001 period.

      Allowance for doubtful accounts at closed clinics. The allowance of $1,810,000 for the fiscal year ended September 30, 2002 is primarily attributable to uncollectible patient billings at physical therapy clinics closed in 1998. The majority of these patient accounts had previously been transferred to outside collection agencies. The Company's estimate of uncollectible accounts increased substantially in 2002 compared to prior years and was due to several factors including the closure of one collection agency in 2002 with the resulting loss of records and less than anticipated collections at other collection agencies.

      General and Administrative. For the fiscal year ended September 30, 2002, general and administrative increased from $1,509,000 in 2001 to $1,656,000 in 2002. Approximately $200,000 of the increase was attributable to higher marketing and advertising expenses in the Texas chiropractic clinics.

      Rent. For the fiscal year ended September 30, 2002, rent increased from $386,000 in 2001 to $391,000 in 2002. There were no facility changes in the 2002 period compared to the 2001 period.

      Other Operating Expenses. For the fiscal year ended September 30, 2002 and the same period in 2001, other operating expenses included depreciation and amortization, which decreased from $588,000 in 2001 to $144,000 in 2002. The decrease is primarily due to amortization of goodwill in the amount of $392,000 in the 2001 period. The 2002 period has no goodwill amortization due to a change in accounting policy as required by generally accepted accounting principles.

      Other Income and Expense. Other income, net for the fiscal year ended September 30, 2002, in the amount of $95,000 is the net settlement from a successful lawsuit against a former clinic doctor for violations of his employment contract. Other income, net in 2001 included a gain on expiration of options in the amount of $200,000 offset by $93,000 in net book value of clinic equipment dispositions during the fiscal year. Interest expense and other costs of borrowing decreased from $85,000 in 2000 to $63,000 in 2002. The decrease is attributable to a reduction in the principal amount of the note payable issued in connection with the acquisition of the three clinics in September 2000 from $950,000 to $837,000.


 Fiscal Year Ended September 30, 2001 Compared to Fiscal Ended September  30,
 2000


      Patient Billings. For the fiscal year ended September 30, 2001, patient billings increased from $5,305,000 for the same period in 2000 to $8,572,000 in 2001. Approximately $3,075,000 of the increase was attributable to patient billings for the three clinics acquired in September 2000. The increase from the acquired clinics was offset by a decrease of $285,000 attributable to the Georgia clinics sold in fiscal 2000.

      Allowance for Discount on Billings. For the fiscal year ended September 30, 2001, allowance for discount on billings increased from $1,631,000 for the same period in 2000 to $3,053,000 in 2001. Approximately $1,100,000 of the increase is attributable to the allowance on patient billings for the three clinics acquired in September 2000. The remainder of the increase is attributable to an upward adjustment in the allowance as a percentage of patient billings from 30% in the 2000 period to 36% in the 2001 period. The adjustment reflects a decrease in the collection percentage on cases that were settled by patient's attorneys in 2001 compared to 2000.

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

      Rent. For the fiscal year ended September 30, 2001, rent increased from $282,000 in 2000 to $386,000 in 2001. Approximately $64,000 of the
 increase was attributable to rent expenses for the three clinics acquired in September 2000.

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


 Liquidity and Capital Resources

      For the fiscal year ended September 30, 2002, net cash used in operating activities was $25,000 as compared to $9,000 net cash provided by operating activities for the fiscal year ended September 30, 2001. Net cash used in operating activities in the 2002 period was primarily attributable to a net loss of $3,053,000 plus an increase in accounts receivable in the amount of $3,700,000 offset by non-cash expenses in the amount of $5,300,000 for doubtful accounts and goodwill impairment of $900,000. Net cash provided by operating activities in the 2001 period was primarily attributable to net income of $154,000 plus non-cash expenses in the amount of $3,096,000 for allowance for doubtful accounts and depreciation and amortization in the amount of $588,000 offset by a $4,086,000 increase in accounts receivable.

      Net cash used in investing activities for the years ended September 30, 2002 and September 30, 2001 was attributable to the acquisition of property and equipment in the amounts of $34,000 and $57,000, respectively.

      Net cash provided by financing activities for the years ended September 30, 2002 and September 30, 2001 was the net difference of proceeds from new notes payable and payments on notes payable and capital leases in the amounts of $33,000 and $44,000, respectively.

      During the years ended September 30, 2002 and September 30, 2001, cash generated from operations was sufficient to meet current obligations including capital expenditures. However, funds were not available to satisfy bankruptcy plan payments due in September 2001 and September 2002. At September 30, 2002 the Company was delinquent on payments due to unsecured creditor claims and insider claims in the amounts of $356,000 and $440,000, respectively. In addition, the loan in the amount of $837,000 issued in connection with the acquisition of three clinics in September 2000 was due and payable on September 1, 2002. The amount past due including unpaid interest is approximately $970,000.

      In the case of the bankruptcy payments, fewer than five creditors have pursued collection of claims due as of September 30, 2002. The Company was able to meet these payments and avoid legal action on the part of these creditors. At the present time, Management does not foresee any individual creditors initiating legal action in regards to past due payment of claims. The Company is also in the process of negotiating an extension on the principal and interest due the note holder. However, there are no assurances that an individual creditor or group of creditors will not pursue legal action which could result in adverse consequences to the Company.

      Management does not anticipate any material capital expenditures requiring cash in the next twelve months.

      Before March 31, 2003, Management expects to amend the note payable issued in connection with the acquisition of three clinics to allow for payment over a longer period of time. In addition, Management continues to focus on increasing payments on personal injury case settlements and increase the number of worker's compensation cases, which result in higher settlement amounts per case compared to personal injury cases. As a result a result of these and other actions to improve cash flow, overall liquidity should improve during the first six months of fiscal 2003.

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

 ITEM 7. FINANCIAL STATEMENTS

                         AMERICAN HEALTHCHOICE, INC.
                               AND SUBSIDIARIES


                                    INDEX


                                                                  Page
                                                                  ----

 FINANCIAL STATEMENTS:


 Independent Auditors' Report                                      11


 Consolidated Balance Sheet - September 30, 2002                   12


 Consolidated Statements of Operations - Years Ended               13
      September 30, 2001 and 2002


 Consolidated Statement of Changes in Stockholders' Equity         14
      - Years Ended September 30, 2001 and 2002


 Consolidated Statements of Cash Flows - Years Ended               15
      September 30, 2001 and 2002


 Notes to Consolidated Financial Statements                        16

                      INDEPENDENT AUDITORS' REPORT


 To the Board of Directors
 American HealthChoice, Inc. and subsidiaries


 We have audited the accompanying consolidated balance sheet of American HealthChoice, Inc. and subsidiaries as of September 30, 2002, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period ended September 30, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American HealthChoice, Inc. and subsidiaries as of September 30, 2002, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2002 year in conformity with accounting principles generally accepted in the United States of America.

 The accompanying consolidated financial statements as of and for the year ended September 30, 2002 have been prepared assuming that American HealthChoice, Inc. will continue as a going concern. As more fully described in Note 3, the Company is in default on a note payment and certain scheduled payments under the Bankruptcy Plan of Reorganization. This raises substantial doubt about the Company's ability to continue as a going concern. Management's assessment in regard to this matter is also described in Note 3. The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.


 Lane Gorman Trubitt, L.L.P.
 Dallas, Texas
 December 5, 2002

                         AMERICAN HEALTHCHOICE, INC.
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET
                              SEPTEMBER 30, 2002


                                    ASSETS


 Current Assets:
 Cash                                                     $       11,296
 Accounts receivable, less allowance for doubtful
   accounts of $ 7,177,798                                     6,109,248
 Other current assets                                             59,344
                                                           -------------
      Total current assets                                     6,179,888

 Property and equipment, net                                     310,700
 Goodwill, net                                                 2,348,570
 Other assets                                                     52,120
                                                           -------------
      Total assets                                        $    8,891,278
                                                           =============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities:
 Notes payable and capital lease obligation              $       917,956
 Convertible debentures                                        1,310,400
 Bankruptcy claims                                             1,176,150
 Accrued payroll and payroll taxes                               381,002
 Accounts payable and accrued expenses                           431,597
                                                           -------------
      Total current liabilities                                4,217,105

 Commitments                                                           _

 Stockholders' Equity:
 Preferred stock, $.001 par value; 5,000,000
   shares authorized; none issued                                      -
 Common stock, $.001 par value; 115,000,000 shares
   authorized; 88,100,766 shares issued and outstanding           88,100
 Options to acquire common stock                                   8,000
 Additional paid-in capital                                   20,534,684
 Accumulated deficit                                         (15,956,611)
                                                           -------------
      Total stockholders' equity                               4,674,173
                                                           -------------
      Total liabilities and stockholders' equity          $    8,891,278
                                                           =============


      See accompanying notes to these consolidated financial statements.

                         AMERICAN HEALTHCHOICE, INC.
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   Years Ended September 30,
                                                   -------------------------
                                                      2001            2002
                                                   ----------     ----------
 Revenues:
   Patient billings                               $ 8,572,314    $ 8,302,587
   Allowance for discount on billings               3,053,670      3,538,089
                                                   ----------     ----------
             Net revenues                           5,518,644      4,764,498

 Operating Expenses:
   Compensation and benefits                        2,892,076      2,947,786
   Depreciation and amortization                      587,610        144,395
   General and administrative                       1,508,557      1,656,190
   Allowance for doubtful accounts
     at closed clinics                                      -      1,810,034
   Rent                                               386,437        391,215
                                                   ----------     ----------
      Total operating expenses                      5,374,680      6,949,620

 Other Income (Expense):
   Interest expense and other costs of borrowing      (84,737)       (63,459)
   Other expense                                     (112,972)             -
   Other income                                       207,683         95,477
                                                   ----------     ----------
      Total other income                                9,974         32,018
                                                   ----------     ----------
 Income (Loss) Before Impairment Loss                 153,938     (2,153,104)

 Impairment Loss                                            -        900,000
                                                   ----------     ----------
 Net Income (Loss)                                $   153,938    $(3,053,104)
                                                   ==========     ==========

 Basic and Diluted Net Income (Loss) Per Share    $         -    $      (.03)

 Weighted Average Common Shares Outstanding        86,979,311     93,825,766


      See accompanying notes to these consolidated financial statements.

                                        AMERICAN HEALTHCHOICE, INC.
                                             AND SUBSIDIARIES

                         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2002


                                                              Option to   Additional
                                           Common Stock        Acquire     Paid-in     Accumulated
                                        Shares      Amount     Common      Capital       Deficit          Total
                                                                Stock
                                      ----------    -------   --------    ----------   -----------    -----------
 Balances at September 30, 2000       71,144,259   $ 71,144  $ 200,104   $18,645,290  $(13,057,445)  $  5,859,093

 Common stock issued in connection
   with debenture conversion          13,216,507     13,216          -     2,373,384             -      2,386,600
 Common stock issued in connection
   with employment incentives          8,965,000      8,965          -       216,410             -        225,375
 Gain recognized on cancellation of
   options                                     -          -   (200,104)            -             -       (200,104)
 Common stock issued in connection
   with financing                        500,000        500          -        12,000             -         12,500
 Issuance of director stock options            -          -      8,000             -             -          8,000
 Net income                                    -          -          -             -       153,938        153,938
                                      ---------------------------------------------------------------------------
 Balances at September 30, 2001       93,825,766     93,825      8,000    21,247,084   (12,903,507)     8,445,402

 Cancellation of common stock
   issued in connection with
   purchase of clinic assets          (5,725,000)    (5,725)         -      (712,400)            -       (718,125)
 Net loss                                      -          -          -             -    (3,053,104)    (3,053,104)
                                      ---------------------------------------------------------------------------
 Balances at September 30, 2002       88,100,766   $ 88,100  $   8,000   $20,534,684  $(15,956,611)  $  4,674,173
                                      ===========================================================================

                See accompanying notes to these consolidated financial statements.


                         AMERICAN HEALTHCHOICE, INC.
                               AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Years Ended September 30,
                                                    --------------------------
                                                       2001            2002
                                                    ----------      ----------
 Cash Flows From Operating Activities:
 Net income (loss)                                 $   153,938     $(3,053,104)

 Adjustments to reconcile net income
     (loss) to net cash provided by
     (used in) operating activities:
   Allowance for doubtful accounts                   3,096,157       5,348,123
   Gain on cancellation of options                    (192,104)              -
   Net book value of equipment disposals
     and retirements                                    92,604               -
   Goodwill impairment                                       -         900,000
   Employee compensation-stock                          87,600          87,600
   Depreciation and amortization                       587,610         144,395
 Change in operating assets and liabilities, net:
   Accounts receivable-trade                        (4,086,229)     (3,670,218)
   Other assets                                         75,251           4,044
   Accounts payable and accrued expenses               194,443         214,141
                                                    ----------      ----------
        Net cash provided by (used in)
          operating activities                           9,270         (25,019)

 Cash Flows From Investing Activities:
   Property and equipment                              (57,158)        (33,957)
                                                    ----------      ----------
        Net cash used in investing activities          (57,158)        (33,957)

 Cash Flows From Financing Activities:
   Proceeds from notes payable                          69,987          51,171
   Payments on notes payable and capital leases        (25,497)        (18,202)
                                                    ----------      ----------
        Net cash provided by financing activities       44,490          32,969
                                                    ----------      ----------
 Net Decrease In Cash                                   (3,398)        (26,007)
   Cash At Beginning Of Year                            40,701          37,303
                                                    ----------      ----------
   Cash At End Of Period                           $    37,303     $    11,296
                                                    ==========      ==========

 Supplemental Disclosure Of Cash Flow Information:
   Income taxes paid                               $         -     $       610
   Interest paid                                         2,000           6,000

 Supplemental Disclosure Of Non-Cash Transactions:
   Offset cancellation of notes payable issued
     in connection with purchase of clinic
     assets against goodwill                                 -         112,500
   Offset cancellation of stock issued in
     connection with purchase of clinic assets
     against goodwill and other assets                       -         718,125
   Offset reduction in valuation of clinic
     assets acquired against goodwill                  331,339         330,000
   Issuance of stock in connection with
     financing activities                               12,500               -
   Conversion of debenture into stock                2,386,600               -
   Issuance of stock in connection with
     employment agreements                             225,375               -



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

 Net Patient Revenues - Revenue is recognized upon performance of services. Substantially all of the Company's revenues are derived from personal injury claims and claims filed on major medical policies, worker's compensation policies, Medicare or Medicaid. Allowances for discounts on services provided are recognized in the periods the related revenue is earned. Allowances are maintained at levels considered appropriate by management based upon historical charge-off experience and other factors deemed pertinent by management. Fiscal 2002 and 2001 net patient revenues; as a percentage of total revenues, for medical and chiropractic services amounted to 12% and 88%, 7% and 93%, respectively.

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

 Advertising Costs - The Company's policy is to expense all advertising costs in the period in which advertising first takes place. Advertising expense was approximately $894,000 and $704,000 for the years ended September 30, 2002 and 2001 respectively.

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

 Goodwill - The Company elected to adopt the provisions of Financial Accounting Standard Board("FASB") Statement No. 142, "Goodwill and Other
 Intangible Assets" as of October 1, 2001. This policy requires an impairment test, which is performed by the Company on an annual basis. See footnote 5 "Goodwill."

 Recent Accounting Pronouncements _ During the fiscal year ended September 30, 2002, the FASB released FASB Statement No. 145, "Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections," and FASB No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." The Company believes that the impact of these new standards will not have a material effect on the Company's consolidated financial position, results of operations or disclosures.

 Use of Estimates - In preparing the Company's consolidated financial statements, management is required to make estimates and assumptions that effect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates. The accounts receivable allowance is a significant estimate.

 Earnings per Share - Basic earnings per share are computed using the weighted-average number of common shares outstanding. Diluted earnings per share are computed using the weighted-average common shares outstanding after giving effect to potential common stock from stock options based on the treasury stock method and assumed conversion of debentures. If the result of assumed conversions is dilutive, the average shares of common stock outstanding are increased. The effect of potentially dilutive securities at September 30, 2002 was anti-dilutive and at 2001 was immaterial.


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

 The actual average daily closing bid price for the common stock of the Company for the 90 trading days before September 1, 2001 was $.0273. Per the Agreement, the Company has the obligation to issue an additional 62,925,000 shares for the price difference on the initial 14,000,000 shares issued as of September 1, 2000 per the Agreement. For the year ended August 31, 2001, the combined EBITDA for the acquired clinics was $992,000. Since the actual EBITDA was 34% less than $1,500,000, the Company has the right to redeem 3,400,000 shares of the 10,000,000 shares for this period. Finally, per the agreement, the Company has the obligation to issue an additional 29,641,000 shares for the price difference on the 6,600,000 shares due on the actual EBITDA for the year ended August 31, 2001.

 In June 2002, the Company initiated a lawsuit against the former doctor at the San Benito clinic alleging violations of a non-compete agreement with the Company. The doctor had held a 50% ownership interest in the Corpus Christi clinic. The Company agreed to drop the lawsuit in consideration of the doctor returning his portion of the proceeds from the sale of the Corpus Christi clinic. As a result of this settlement agreed to on September 30, 2002, the cash portion of the purchase was reduced by $112,500 and the note payable by the same amount. In addition, the doctor agreed to return 2,100,000 shares from the initial 14,000,000 shares issued in September 2000, 1,250,000 from the September 2001 escrow shares and 1,250,000 from the September 2002 escrow shares. See Footnote 6 "Notes Payable" and Footnote 7 "Related Party Transactions."

 The actual average daily closing bid price for the common stock of the Company for the 90 trading days before September 1, 2002 was $.01. Since the actual EBITDA was 83% less than $1,500,000, the Company has the right to redeem 7,262,000 shares of the 8,750,000 shares for this period after the adjustment discussed above. Per the agreement, the Company has the obligation to issue an additional 20,832,000 shares for the price difference on the 1,488,000 shares due on the actual EBITDA for the year ended August 31, 2002.

 Based on the above calculations, the Company has the obligation to issue an additional 53,487,000 shares for the initial shares, as adjusted; 25,936,000 shares for the 2001 EBITDA, as adjusted; 13,496,000 for the 2002 EBITDA. Per the agreement, the Company would be obligated to issue an additional 100,255,000 shares in total as of September 30, 2002. The Company is currently in negotiations with the sellers to modify the Agreement, which could possibly reduce the number of additional shares that would be issued to satisfy the obligation of the Company.

 The acquisition has been accounted for as a purchase. The fair value of net assets acquired, primarily patient accounts receivable, was recorded in the amount of $2,150,000. The excess of the total acquisition cost over the fair value of the net assets acquired in the amount of $3,850,000 was recorded as goodwill on the September 1, 2000 acquisition date. Based on a subsequent review of assets acquired, the amount of goodwill was increased $656,000 and the fair value of assets was reduced by the same amount. See Footnote 5 "Goodwill."


 3. Obligations in Default

 In September 2000, the Company issued a note in the amount of $900,000 in connection with the acquisition of three clinics, which was reduced to $787,500 in connection with a lawsuit settlement in September 2002. See Footnote 2 "Clinic Acquisitions." An additional note in the amount of $50,000 was issued in December 2000. Both notes were due September 1, 2002. The total obligation in default, including accrued interest, was $975,750 as of September 30, 2002. See Footnote 7 "Related Party Transactions."

 At September 30, 2002, the Company was delinquent on payments, according to the Plan of Reorganization confirmed by the Bankruptcy Court in September 2000, to unsecured creditor claims and insider claims in the amounts of $356,000 and $440,000, respectively.

 In addition, the Company was delinquent on payments due under an installment payment plan with the Internal Revenue Service ("IRS") to remit unpaid payroll taxes and penalties for the first and second quarters of 2001. The Company is in the process of negotiating a reduction in penalties and interest for late payment of taxes due under this plan. However, there are no assurances that the IRS will not pursue action, which could result in adverse consequences to the Company.

 Before March 31, 2003, Management expects to amend the note payable issued in connection with the acquisition of three clinics to allow for payment over a longer period of time. In addition, Management continues to focus on increasing payments on personal injury case settlements and increase the number of worker's compensation cases, which result in higher settlement amounts per case compared to personal injury cases. As a result a result of these and other actions to improve cash flow, overall liquidity should improve during the first six months of fiscal 2003.


 4. Property and Equipment

 Property and equipment consists of the following:

                                                 Useful Life    9/30/2002
                                                 -----------    ----------
    Land                                                   -   $   120,000
    Building and leasehold improvements           2-39 years        56,917
    Furniture and equipment, including
      equipment under capital leases              5-15 years       540,613
    Automobiles                                      5 years        25,693
    Less accumulated depreciation
      and amortization                                            (432,523)
                                                                ----------
                                                               $   310,700
                                                                ==========

 5. Goodwill

 Following is an analysis of goodwill recorded in connection with the acquisition of three clinics at September 1, 2000.

              Date                        Transaction                Amount
 -----------------------------   ---------------------------       ----------
 September 1, 2000               Initial purchase allocation      $ 3,850,000
                                 Amortization expense                 (32,000)
                                                                   ----------
 Balance at September 30, 2000                                      3,818,000

                                 Adjust purchase allocation           331,000
                                 Amortization expense                (424,000)
                                                                   ----------
 Balance at September 30, 2001                                      3,725,000

                                 Adjust purchase allocation           325,000
                                 Reduce purchase price               (802,000)
                                 Impairment                          (900,000)
                                                                   ----------
 Balance at September 30, 2002                                    $ 2,348,000
                                                                   ==========

 For the fiscal year ended September 30, 2001, the Company amortized goodwill using the straight-line method over 10 years. The Company elected to adopt the provisions of FASB Statement No. 142 ("FASB 142"), "Goodwill and Other Intangible Assets" as of October 1, 2001. This pronouncement addresses the issue of proper accounting and reporting for intangible assets, such as purchased goodwill. FASB 142 modified the purchase method of accounting by eliminating the amortization of goodwill and substituting an impairment test. In this regard, the Company engaged an independent valuation firm to conduct the impairment test as of December 31, 2001. For testing purposes the "reporting unit", as prescribed by FASB 142, was the three clinics acquired in September 2000 for a total purchase price of $6,000,000.

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

 For the twelve month period ended September 30, 2002, operating income for the reporting unit was $163,000 compared to $927,000 for the twelve month period ended September 30, 2001. Due to the substantial decline in operating income, the Company engaged an independent valuation firm to conduct the impairment test as of September 30, 2002. Based on the income approach, in the opinion of the independent valuation firm, the fair value of the net assets of the reporting unit was $4,000,000. Since the carrying value of the reporting unit was approximately $4,900,000, the Company elected to record an impairment loss of $900,000.


 6. Notes Payable and Capital Lease Obligation

                                                      9/30/2001     9/30/2002
                                                      ---------     ---------
    Acquisition note payable                         $  950,000    $  837,500
    Other notes payable and capital lease obligation     27,487        80,456
                                                      ---------     ---------
                                                     $  977,487    $  917,956
                                                      =========     =========

 The acquisition note payable is to an investment group, in which certain officers and directors, and a beneficial owner of more than 5% of the common stock have a financial interest. The note bears interest at 8% per annum and was due August 31, 2002. As additional consideration, the investment group was issued 9,500,000 shares of restricted common stock with a fair value of $0.025 per share. In connection with a lawsuit settlement, the number of shares was reduced to 8,375,000 as of September 30, 2002. These financing costs were amortized over the term of the loan. See Footnote 2 "Clinic Acquisitions" and Footnote 7 "Related Party Transactions."


 7. Related Party Transactions

 Belair Capital Group, Ltd. ("Belair"), a Nevada limited liability company, is the holder of a $900,000 note payable issued in connection with the acquisition of three clinics in September 2000 and another loan of $50,000 in December 2000. In addition, the Company issued 9,500,000 shares of common stock to Belair as further consideration. The principal amount of the note was reduced to $837,500 and the number of shares to 8,375,000 in connection with a lawsuit settlement as of September 30, 2002. See Footnote 6 "Notes Payable" and Footnote 2 "Clinic Acquisitions."

 The note payable of $837,500 and the 8,375,000 shares of common stock are the sole assets of Belair. The following shareholders are also members of
 Belair: the president and CEO (51% member interest), a principal shareholder and board member (19% member interest), and the seller of the clinics, a beneficial owner of more than 5% of the outstanding stock at September 30, 2001 (30% member interest).

 On October 1, 2000, the Company entered into new employment agreements with the President and CEO, the Chief Financial Officer and, a director of the Company, who is also the director of the New Orleans, Louisiana clinics. As consideration for entering into these agreements, the Company issued 5,200,000 shares of common stock to the President and CEO, 500,000 shares of common stock to the CFO and 3,215,000 shares to the director


 8. Commitments

 Leases:

 Rent expense for the years ended September 30, 2001 and 2002 amounted to approximately $386,000 and $391,000, respectively. Future minimum lease payments under operating leases with terms in excess of one year are as follows:

                       Years ended September 30,
                       -------------------------
                       2003                            $ 272,000
                       2004                              124,000
                       2005                                4,000
                                                       ---------
                       Total minimum lease payments   $  400,000
                                                       =========


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


 9. Convertible Debentures

 As part of the Plan of Reorganization confirmed by the United States Bankruptcy Court on August 8, 2000 and effective September 9, 2000, the holders of the August 1998 Regulation D Debentures agreed to replace debentures in the principal amount of $3,385,000 and accrued interest of $312,000 as of October 19, 1999 with new three year debentures dated August 24, 2000. The issuance of these new debentures replaced and superceded any prior debt obligation of the Company to the holders of the Regulation D debentures. The new debentures are convertible into 20,475,000 shares of common stock at the holder's option at any time during the term of the debentures.

 Per the new debenture agreement, in satisfaction of its obligation, the Company issued 20,475,000 shares of common stock on September 19, 2000 to an escrow trustee designated by the debenture holders. At any time during the three year period ended August 24, 2003, upon receipt of a conversion notice from the debenture holders, the escrow trustee will instruct the Company's transfer agent to issue a portion of the 20,475,000 shares in the name of individual debenture holders. Pursuant to Section 1145 of the United States Bankruptcy Code, the shares then issued to the debenture holders are exempt from registration under the Securities Act of 1933. Upon conversion by the debenture holders of a specified number of the 20,475,000 shares held by the escrow trustee, the Company will transfer a proportionate amount in dollars of the $3,697,000 principal of the new debentures to common stock and additional paid in capital included in stockholders' equity. Until the time of conversion, the debenture holders will have no shareholder rights as to the 20,475,000 shares issued by the Company in settlement of its obligation in September 2000.

 Based on conversion notices received, the principal amount of outstanding debentures was reduced by $2,386,600 and the number of issued and outstanding common stock increased by 13,216,507 shares for the fiscal year ended September 30, 2001. There were no conversions for the fiscal year ended September 30, 2002.


 10. Stockholders' Equity

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

 The Company's trade receivables at September 30, 2001 and 2002 consist of the following, stated as a percentage of total accounts receivable:

                                                        2001      2002
                                                        ----      ----
       Personal injury claims                            77%       74%
       Medical claims filed with insurance companies      8         8
       Workman's compensation claims                      8         8
       Other claims                                       7        10
                                                        ----      ----
                                                        100%      100%
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

 The principal differences resulting in deferred taxes are the financial statement bases versus the tax bases of amortization of goodwill, vacation accrual, interest accrual, employee stock options, and net operating loss carryovers.

 The net deferred tax assets in the consolidated balance sheet at September 30, 2002 are as follows:

                                                   Current        Non-current
                                                  ---------       -----------
   Deferred tax assets:
     Vacation accrual                            $    4,300      $          -
     Interest accrual                                56,600                 -
     Goodwill                                             -           337,900
     Contributions carry-forwards                         -               300
     Net operating loss carry-forwards                    -         5,992,400
                                                  ---------       -----------
       Total assets                                  60,900         6,330,600

   Deferred tax liabilities:
     Employee stock options                               -           (24,000)
                                                  ---------       -----------
       Net deferred tax assets                       60,900         6,306,600
       Less valuation allowance                     (60,900)       (6,306,600)
                                                  ---------       -----------
                                                 $        -      $          -
                                                  =========       ===========

 At September 30, 2002, the Company has net operating loss and contribution carry forwards of approximately $16,000,000 and $750, respectively, to offset future taxable income. These carry forwards expire through the year 2015. A valuation allowance was established to reduce the net deferred tax asset for the amounts that will more likely than not be realized. The net increase in valuation allowance for the year ended September 30, 2002 was approximately $1,130,000. This increase is due to current year net operating loss, which is more likely than not to be unrealizable.


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

 The following schedule summarizes the changes in the Employee Plan and the Director Plan for the two years ended September 30, 2002:

                                                         Option Price
                                                   -------------------------
                                      Number of    Per Share    Total Option
                                        Shares                      Price
                                      ---------    ----------     ----------
 Outstanding at September 30, 2000    1,237,000   $0.05 - $2.34  $   403,100
   (1,237,000 exercisable)

 For the year ended September 30, 2001:
       Granted                          240,000       $0.05           12,000
       Cancelled                        250,000   $0.05 - $2.34      353,700
       Expired                          209,500       $0.05           10,500
       Exercised                              -         -                  -
                                      ---------                   ----------
 Outstanding at September 30, 2001    1,017,500       $0.05           50,900
   (1,017,500 exercisable)

 For the year ended September 30, 2002:
       Granted                                -         -                  -
       Cancelled                              -         -                  -
       Expired                                -         -                  -
       Exercised                              -         -                  -
                                      ---------                   ----------
 Outstanding at September 30, 2002    1,017,500       $0.05      $    50,900
   (1,017,500 exercisable)            =========                   ==========

 In compliance with FASB No. 123, the Company recognizes and measures compensation costs related to the Employee Plan utilizing the intrinsic value based method. Accordingly, no compensation cost has been recorded.

 Had compensation expense been determined on the fair value of awards granted, net income and net income per share would have been as follows:

                                 2002                      2001
                                 ----                      ----
                       As Reported   Pro forma   As Reported   Pro forma
                       -----------   ----------  -----------   ---------
   Net income (loss)  $(3,053,104)  $(3,053,104)   $ 153,938   $ 144,089
   Net income (loss)
     per share        $     (0.03)  $     (0.03)   $    0.00   $    0.00


 The fair value of all options and warrants for 2001 are estimated using the Black-Scholes option-pricing model with the following assumptions: risk free interest rate 5.75%; expected life 5 years; expected volatility 466%; dividend yield 0%. The fair values generated by the Black-Scholes model may not be indicative of the future benefit, if any, which may be received by the holders. The weighted average exercise price for all options outstanding was $0.05. Since certain options have an indeterminable expiration, the weighted average expiration date could not be determined.


 14. Stock Purchase Plans

 In August 1995, the Company adopted its 1995 Employee Stock Purchase Plan (the "Stock Purchase Plan"), effective October 1, 1995, which allows employees to acquire common stock of the Company at 85% of its fair market value from payroll deductions received from the employees. The Company has reserved a total of 250,000 shares of its common stock to be sold to eligible employees under the Stock Purchase Plan. As of September 30, 2002, no employees were participating in the Stock Purchase Plan. In July 1997, the Company adopted its 1997 Executive Stock Bonus Plan ("Executive Stock Bonus Plan") under which options to purchase shares of common stock may be issued to employees of the Company. The Company reserved 260,870 shares of Common Stock for issuance under the Executive Bonus Plan. As of September 30, 2002, 190,475 shares have been issued under the Executive Stock Bonus Plan.


 15. Disclosures About Fair Value of Financial Instruments

 Generally, the fair value of financial instruments classified as current assets or liabilities approximate carrying value due to the short-term maturity of the instruments. The fair value of the convertible debentures carried at $1,310,400 is believed to be nominal, based on the market value of 7,258,000 shares of common stock into which the debentures are convertible.


 ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 None to report

                                   PART III


 ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS


 The following table sets forth information regarding the executive officers and directors of the Company.



        Name             Age           Position                   Since
        ----             ---           --------                   -----
 Joseph W. Stucki, D.C.   44   President, Chief Executive      March 1995
                               Officer and Chairman of the
                               Board of Directors

 John C. Stuecheli        55   Chief Financial Officer, Vice   January 1999
                               President and Secretary

 Jeffrey Jones, D.C.      41   Director                        March 1995

 Michael R. Smith, M.D.   44   Director                        December 1996

 V. John Mansfield        55   Director                        June 1998

 James Roberts            43   Director                        June 1998


      Joseph W. Stucki, D.C. Dr. Stucki is Chairman of the Board of Directors, Chief Executive Officer and President of the Company. Dr. Stucki has been a licensed chiropractor for approximately 20 years. In May 1983, he founded United Chiropractic Clinics, Inc. and, as its Chairman and
 President, purchased or developed and opened approximately 84 multi-disciplined clinics (chiropractic, medical, physical therapy and diagnostic). From 1988 through 1995, Dr. Stucki served as Chairman and Chief Executive Officer of United Health Services. United Health Services developed approximately 150 franchises throughout the United States. Dr. Stucki has been a consultant to health care organizations on various issues including practice management, strategic development, and mergers and acquisitions. Dr. Stucki has authored several papers and manuals on practice management and has been a guest speaker on health care issues. Dr. Stucki is a member of various national, state, and local organizations.

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

      V. John Mansfield. Mr. Mansfield became a Director of the Company in June 1998. He has been the President and Chief Executive Officer of Axis Capital LLC since May 1997. Axis Capital LLC, a privately owned company located in Atlanta, Georgia, provides advisory services for companies in transition, including start-ups, turnarounds, new growth initiatives and mergers and acquisitions.

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

      The committees of the Company's Board of Directors are as follows:

           Audit Committee          V. John Mansfield, Chairman
                                    James Roberts

           Compensation Committee   James Roberts, Chairman
                                    V. John Mansfield
                                    Dr. Joseph W. Stucki

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

      None to report.

 ITEM 10. EXECUTIVE COMPENSATION

                         Executive Compensation

      The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by, or paid to the Company's Chief Executive Officer and Chief Financial Officer for the last three fiscal years. No other executive officer of the Company who was serving at the end of fiscal 2002 earned more than $100,000 of annual base compensation for services in all capacities to the Company and its subsidiaries.

                    Summary Compensation Table

                                                             Long-Term Compensation
                                                             ------------------------
                               Fiscal Year     Annual        Restricted   Securities
  Name and Principal             Ending     Compensation       Stock     Under-lying     All other
    Position                  September 30    Salary ($)     Awards ($)   Options (#)  Compensation ($)
  --------------------------  ------------   -----------     -----------  -----------  ----------------
  Dr. Joseph W. Stucki            2002         262,950
  Chairman of the Board,          2001         262,950        130,000 (2)   20,000 (4)
  President and                   2000         262,950
  Chief Executive Officer

  John C. Stuecheli               2002         110,000
  Vice President, Chief           2001         110,000         12,500 (3)
  Financial Officer               2000         101,250                      42,500 (1)
  and Secretary
 ___________________________

 (1) Options granted under the Employee Plan in connection with a salary reduction during the pendency of Chapter 11 Bankruptcy.

 (2) As consideration for entering into a new three year employment agreement, Dr. Stucki was issued 5,200,000 shares of restricted stock at a price of $0.025 per share.

 (3) As consideration for entering into a new three year employment agreement, Mr. Stuecheli was issued 500,000 shares of restricted stock at a price of $0.025 per share.

 (4)  Options granted under the Director Plan


                    Stock Option and Stock Purchase Plans

      The following tables set forth the number of options granted to the Company's Chief Executive Officer and Chief Financial Officer during fiscal 2002 and the value of the unexercised options held by them at September 30, 2002.

                    Option/SAR Grants in Last Fiscal Year
                    -------------------------------------

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

                            None to report.

 ___________________




              Aggregate Option/SAR Exercises in Last Fiscal Year
              --------------------------------------------------
                  And Fiscal 2002 Year-End Option/SAR Values
                  ------------------------------------------

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
  Dr. Joseph W. Stucki      None        None         20,000/  -         None

  John C. Stuecheli         None        None         42,500/  -         None
  ____________________


                            Employee Benefit Plans

      In August 1995, the Company adopted its 1995 Employee Stock Option Plan (the "Employee Plan") under which options to purchase shares of Common Stock may be issued to employees and consultants of the Company. The Company reserved 1,000,000 shares of Common Stock for issuance under the Employee Plan. Also in August 1995, the Company adopted the 1995 Non-Employee Director Stock Option Plan (the "Director Plan") which provides for the grant of options to directors of up to 250,000 shares that do not qualify as "incentive stock options" under the Internal Revenue Code of 1986. In addition, the Company adopted its 1995 Employee Stock Purchase Plan (the "Stock Purchase Plan"), effective October 1, 1995, which allows employees to acquire Common Stock of the Company at 85% of its fair market value from payroll deductions received from the employees. The Company has reserved a total of 250,000 shares of its Common Stock to be sold to eligible employees under the Stock Purchase Plan. In October 1996, the Board of Directors amended each of the Employee Plan, the Director Plan, and the Stock Purchase Plan to clarify various matters concerning the administration of such plans. In July 1997, the Company adopted its 1997 Executive Stock Bonus Plan ("Executive Stock Bonus Plan") under which options to purchase shares of Common Stock may be issued to employees of the Company. The Company reserved 260,870 shares of Common Stock for issuance under the Executive Bonus Plan. The following table presents the number of shares issued or options granted under each of the Plans as of September 30, 2002:


                                Options
                             Granted/Shares       Option Shares
        Plan                     Issued             Exercised
    -------------                -------            ---------
    Employee Plan                827,500                 0

    Director Plan                190,000                 0

    Stock Purchase Plan             0                    0

    Executive Stock Bonus Plan   190,475                 0



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

      Effective October 1, 2002, United Chiropractic Clinic of Uptown, Inc., a subsidiary of the Company, entered into a one year employment agreement with Dr. Jeffrey Jones as a clinic director providing chiropractic services at the New Orleans Uptown clinic for an annual base salary of $180,000. He is also entitled to standard employee benefits and a term life insurance policy of $500,000.

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


 ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth information regarding the ownership of the Company's Common stock as of December 31, 2002, by (i) each known beneficial owner of more than five percent (5%) of the outstanding Common Stock, (ii) each Director, (iii) each executive officer, and (iv) the executive officers and Directors as a group. All share numbers are provided based on information supplied to management of the Company by the respective individuals and members of the group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

                                                 Number of      Percent of
                                                  Shares           Class
                                                 ----------        -----
  David P. Voracek, D.C. (1)                     16,780,356        19.1%
  2025 Tartan Trail
  Highland Village, Texas 75077

  Joseph W. Stucki, D.C. (2)                     30,974,727        35.4%
  1300 West Walnut Hill Lane, Suite 275
  Irving, Texas 75038

  Jeffrey Jones, D.C. (3)                        11,749,151        13.3%
  807 S. Carrollton Avenue
  New Orleans, Louisiana 70118

  John C. Stuecheli (4)                             677,000            *
  1300 West Walnut Hill Lane Suite 275
  Irving, Texas 75038

  Michael R. Smith, M.D. (5)                        421,167            *
  118 Canyon Circle
  Boerne, Texas 78006

  James Roberts (6)                                  59,500            *
  6712 Biltmore Pl.
  Plano, Texas 75023

  V. John Mansfield (7)                              50,000            *
  10956 Big Canoe
  Big Canoe, Georgia 30143

  Officers and Directors as a                    44,224,045        50.0%
  group (6persons)
 __________________________
  *   Less than one percent.
 (1) The number of shares reported includes 1,650,000 shares owned of record by Mainstream Enterprises LLC, a limited liability company, in which Dr. Voracek is the sole member, and 2,480,520 shares owned of record by Belair Capital Group, Ltd., a limited liability company, in which Dr. Voracek has a 30% member interest.

 (2) Dr. Stucki is the Chief Executive Officer, President and Chairman of the Board of Directors of the Company. The number of shares reported includes 4,308,000 shares owned of record by Belair Capital Group, Ltd., a limited liability company, in which Dr. Stucki has a 51% member interest and 20,000 shares issuable upon exercise of options at $0.05 per share, which are currently exercisable.

 (3) Dr. Jones is a Director of the Company. The number of shares reported includes 1,586,480 shares owned of record by Belair Capital Group, Ltd., a limited liability company, in which Dr. Jones has a 19% member interest and 20,000 shares issuable upon exercise of options at $0.05 per share, which are currently exercisable.

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


 ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Belair Capital Group, Ltd. ("Belair"), a Nevada limited liability company, is the holder of a $837,500 note payable issued in connection with the acquisition of three clinics in September 2000. In addition, the Company issued 8,375,000 shares of common stock to Belair as further consideration. The note payable of $837,500 and the 8,375,000 shares of common stock are the sole assets of Belair. The following shareholders are also members of Belair: Dr. J.W. Stucki (51% member interest), Dr. Jeffrey Jones (19% member interest) and Dr. David Voracek (30% member interest).


 ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits Required by Item 601

      (1)  The following financial statements are filed herewith in Item 7

           (i)   Consolidated Balance sheet as of September 30, 2002
           (ii) Consolidated Statements of Operations for the years ended September 30, 2002 and 2001.
           (iii) Consolidated Statement of Stockholders' Equity for
                 the years ended September 30, 2002 and 2001.
           (iv)  Consolidated Statements of Cash Flows for the years
                 ended September 30, 2002 and 2001.
           (v)   Notes to Consolidated Financial Statements.

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

           10.15 Demand Note dated June 10, 1999 between American
                 HealthChoice, Inc. and Dr. J. W. Stucki (incorporated by reference to Exhibit 10.15 to Form 10-KSB, file number 000 -26740, filed for the fiscal year ended September 30, 1999).

           10.16 Demand Note dated June 25, 1999 between American
                 HealthChoice, Inc. and Dr. J. W. Stucki (incorporated by reference to Exhibit 10.16 to Form 10-KSB, file number 000 -26740, filed for the fiscal year ended September 30, 1999).

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

           99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Dr. J. W. Stucki, President and Chief Executive Officer.*

           99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for John C. Stuecheli, Vice President and Chief Financial Officer.*

      * Filed herewith




                               SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               AMERICAN HEALTHCHOICE, INC.

 Date: January 14, 2003        By:  /s/ Dr. J.W. Stucki
                               Dr. J.W. Stucki, Chief Executive
                               Officer and President

      In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 Signature                          Title                           Date
 -------------------      ---------------------------------   ----------------
 /s/ Dr. J.W. Stucki      Chief Executive Officer, President
     Dr. J.W. Stucki      and Chairman of the Board
                          (Principal Executive Officer)       January 14, 2003

 /s/ John C. Stuecheli    Chief Financial Officer and
     John C. Stuecheli    Vice President-Finance
                          (Principal Financial and
                          Accounting Officer)                 January 14, 2003

 /s/ V. John Mansfield    Director, Chairman of Audit
     V. John Mansfield    Committee                           January 14, 2003

 /s/ James Roberts        Director
     James Roberts                                            January 14, 2003

 /s/ Dr. Jeff Jones       Director
     Dr. Jeff Jones                                           January 14, 2003

 /s/ Dr. Michael Smith    Director
     Dr. Michael Smith                                        January 14, 2003

                 CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                 --------------------------------------------

 I, Dr. J. W. Stucki, Chairman and Chief Executive Officer, certify that:

 1) I have   reviewed  this  annual  report   on  Form  10-KSB  of   American
    HealthChoice, Inc.;

 2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

 3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

 4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed  such  disclosure  controls  and  procedures  to  ensure  that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

 5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

 6) The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

 Date: January 14, 2003

 Dr. J.W. Stucki
 Chairman and Chief Executive Officer

                 CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
                 --------------------------------------------

 I, John C. Stuecheli, Vice President and Principal Financial and Accounting Officer, certify that:

 1) I  have   reviewed  this  annual  report   on  Form  10-KSB  of  American
    HealthChoice, Inc.;

 2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

 3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

 4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed  such  disclosure  controls  and  procedures  to  ensure  that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

 5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

 6) The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

 Date: January 14, 2003

 John C. Stuecheli
 Principal Financial and Accounting Officer