Form 10QSB
period 2002-12-31
AMERICAN HEALTHCHOICE INC /NY/
filed 2003-02-14
CIK 854862

U.S. Securities and Exchange Commission

                            Washington, D.C. 20549


                                 FORM 10-QSB

 (Mark One)
   [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended December 31, 2002

   [   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

            For the transition period from                    to

            Commission file number: 000-26740

                         AMERICAN HEALTHCHOICE, INC.
      (Exact name of small business issuer as specified in its charter)

                New York                                      11-2931252
      (State or other jurisdiction of                      (I.R.S. Employer
       incorporation or organization)                     Identification No.)

  2221 Justin Road, Suite 119-154, Flower Mound, TX              75028
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

      Yes [X]        No [ ]

      As of December 31, 2002, there were outstanding 88,100,766 shares of the issuer's Common Stock, par value $.001 per share.

 Transitional Small Business Disclosure Format (check one)

      Yes [ ]        No [X]

                         AMERICAN HEALTHCHOICE, INC.

                             INDEX TO FORM 10-QSB

                   For the Quarter Ended December 31, 2002




       Part I Financial Information

         Item 1.  Financial Statements

            Consolidated Balance Sheet .....................          2

            Consolidated Statement of Operations ...........          3

            Consolidated Statement of Cash Flows ...........          4

            Notes to Consolidated Financial Statements .....          5


         Item 2.  Management's Discussion and Analysis or
                  Plan of Operation ........................          6


       Part II Other Information

         Item 1.  Legal Proceedings ........................          7

         Item 2.  Changes in Securities and Use of Proceeds           7

         Item 3.  Defaults upon Senior Securities ..........          7

         Item 4.  Submission of Matters to a Vote of
                  Security Holders .........................          7

         Item 5.  Other Information ........................          7

         Item 6.  Exhibits and Reports on Form 8-K .........          8


       Signatures ..........................................          8

                        PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements

                         AMERICAN HEALTHCHOICE, INC.
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET
                                 (Unaudited)
                              DECEMBER 31, 2002

                                    ASSETS


 Current Assets:
 Cash                                                          $     16,168
 Accounts receivable, less allowance for doubtful
   accounts of $ 8,070,610                                        6,184,002
 Other current assets                                                53,836
                                                                -----------
       Total current assets                                       6,254,006

 Property and equipment, net                                        305,007
 Goodwill, net                                                    2,348,570
 Other assets                                                        40,120
                                                                -----------
      Total assets                                             $  8,947,703
                                                                ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities:
 Notes payable and capital lease obligation                    $    922,597
 Convertible debentures                                           1,310,400
 Bankruptcy claims                                                1,175,150
 Accrued payroll and payroll taxes                                  463,010
 Accounts payable and accrued expenses                              401,224
                                                                -----------
      Total current liabilities                                   4,272,381

 Commitments                                                              _

 Stockholders' Equity:
 Preferred stock, $.001 par value; 5,000,000 shares
   authorized; none issued                                                -
 Common stock, $.001 par value; 115,000,000 shares
   authorized; 88,100,766 shares issued and outstanding              88,100
 Options to acquire common stock                                      8,000
 Additional paid-in capital                                      20,534,684
 Accumulated deficit                                            (15,955,462)
                                                                -----------
      Total stockholders' equity                                  4,675,322
                                                                -----------
      Total liabilities and stockholders' equity               $  8,947,703
                                                                ===========


      See accompanying notes to these consolidated financial statements.

                         AMERICAN HEALTHCHOICE, INC.
                               AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                                 Three Months Ended December 31,
                                                 -------------------------------
                                                      2001             2002
                                                   ----------       ----------
 Revenues:
   Patient billings                               $ 1,832,179      $ 2,104,070
   Allowance for discount on billings                 667,478          929,525
                                                   ----------       ----------
     Net revenues                                   1,164,701        1,174,545

 Operating Expenses:
   Compensation and benefits                          726,114          668,515
   Depreciation and amortization                       43,137            7,782
   General and administrative                         365,528          382,158
   Rent                                                94,962           95,437
                                                   ----------       ----------
     Total operating expenses                       1,229,741        1,153,892

Other Income (Expense):
  Interest expense and other costs of borrowing       (20,288)         (19,504)
                                                   ----------       ----------
     Total other expense                              (20,288)         (19,504)

                                                   ----------       ----------
Net Income (Loss)                                 $   (85,328)     $     1,149
                                                   ==========       ==========

 Basic and Diluted Net Income (Loss) Per Share    $         -      $         -

 Weighted Average Common Shares Outstanding        93,825,766       88,100,766


      See accompanying notes to these consolidated financial statements.

                             AMERICAN HEALTHCHOICE, INC.
                                  AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)



                                                 Three Months Ended December 31,
                                                 -------------------------------
                                                      2001             2002
                                                   ----------       ----------
 Cash Flows From Operating Activities:
 Net income (loss)                                $   (85,328)     $     1,149
 Adjustments to reconcile net income (loss)
   to net cash provided by (used in) operating
   activities:
   Allowance for doubtful accounts                    667,478          929,525
   Employee compensation-stock                         21,900           12,000
   Depreciation and amortization                       43,136            7,782
 Change in operating assets and liabilities, net:
   Accounts receivable-trade                         (587,337)      (1,004,279)
   Other current assets                               (30,028)           5,508
   Accounts payable and accrued expenses              (32,735)          50,635
                                                   ----------       ----------
        Net cash provided by (used in)
          operating activities                         (2,914)           2,320

 Cash Flows From Investing Activities:
   Property and equipment                             (13,095)          (2,089)
                                                   ----------       ----------
        Net cash used in investing activities         (13,095)          (2,089)

 Cash Flows From Financing Activities:
   Proceeds from notes payable                              -            5,000
   Payments on notes payable and capital leases        (5,761)            (359)
                                                   ----------       ----------
        Net cash provided by (used in)
          financing activities                         (5,761)           4,641
                                                   ----------       ----------
 Net Increase (Decrease) In Cash                      (21,770)           4,872
 Cash At Beginning Of Year                             37,303           11,296
                                                   ----------       ----------
 Cash At End Of Period                            $    15,533      $    16,168
                                                   ==========       ==========
 Supplemental Disclosure Of Cash Flow Information:
   Income taxes paid                              $       610      $     2,000
   Interest paid                                          684              500

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

 The results of operations for the three months ended December 31, 2002 are not necessarily indicative of the results to be expected for the full year. It is suggested that the December 31, 2002 financial information be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB dated September 30, 2002.


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

 Three Months Ended December 31, 2002 Compared to Three Months Ended December 31, 2001

      Patient Billings. For the three months ended December 31, 2002, patient billings increased from $1,832,000 in 2001 to $2,104,000 in 2002. The increase is attributable to an increase in patient billings for personal injury cases in the San Antonio and Houston clinics of approximately $450,000 offset by a decrease in patient billings for the clinics acquired in September 2000 in the amount of $230,000.

      Allowance for Discount on Billings. For the three months ended December 31, 2002, allowance for discount on billings increased from $667,000 for the same period in 2001 to $929,000 in 2002. The increase is attributable to an upward adjustment in the allowance as a percentage of patient billings from 36% in the 2001 period to 44% in the 2002 period. The adjustment reflects an increase in the number of new personal injury cases written off in the 2002 period due primarily to the absence of insurance coverage. The collection percentage on cases that were settled by patient's attorneys in 2002 was comparable to 2001.

      Compensation and Benefits. For the three months ended December 31, 2002, compensation and benefits decreased from $726,000 in 2001 to $669,000 in 2002. The decrease is attributable to personnel reductions at the clinics and corporate office, which reduced 2002 expense in the amount of $31,000 and $26,000, respectively.

      Depreciation and Amortization. For the three months ended December 31, 2002, depreciation and amortization decreased from $43,000 in 2001 to $8,000 in 2002. The decrease was primarily due to amortization of financing costs in the amount of $22,000 in the 2001 period. The 2002 period has no amortization of financing costs since the costs were amortized in prior years.

      General and Administrative. For the three months ended December 31, 2002, general and administrative increased from $366,000 in 2001 to $382,000 in 2002. Marketing and advertising expenses in the Texas chiropractic clinics increased by approximately $35,000 offset by decreases in other expense categories.

      Rent. For the three months ended December 31, 2002, rent was $95,000 compared to $95,000 in the 2001 period. There were no facility changes in the 2002 period compared to the 2001 period.


 Liquidity and Capital Resources

 For the three months ended December 31, 2002, net cash provided by operating activities was $2,000 compared to net cash used in operating activities in the amount of $3,000 for the three months ended December 31, 2001. There were no significant differences in the 2002 period compared to the 2001 period.

 During the year ended September 30, 2002, cash generated from operations was sufficient to meet current obligations including capital expenditures. However, funds were not available to satisfy bankruptcy plan payments due in September 2001 and September 2002. At September 30, 2002 the Company was delinquent on payments due to unsecured creditor claims and insider claims in the amounts of $356,000 and $440,000, respectively. In addition, the loan in the amount of $837,000 issued in connection with the acquisition of three clinics in September 2000 was due and payable on September 1, 2002. The amount past due including unpaid interest is approximately $970,000. During the three months ended December 31, 2002, funds were only available to meet current obligations.

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


                         Part II.  OTHER INFORMATION


 Item 1.  Legal Proceedings

 There have been no material events related to legal proceedings reported in the Registrants 10-KSB filed January 14, 2003.


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

 No Form 8-K Reports were filed during the quarter ended December 31, 2002.



                               SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               AMERICAN HEALTHCHOICE, INC.

 Date: February 14, 2003       By:  /s/ Dr. J.W. Stucki
                               Dr. J.W. Stucki, Chief Executive
                               Officer and President

 Date: February 14, 2003       By:  /s/John C. Stuecheli
                               John C. Stuecheli, Chief Financial Officer and
                               Vice President - Finance
                               (Principal Financial and Accounting Officer)