Form 10QSB
period 2003-03-31
AMERICAN HEALTHCHOICE INC /NY/
filed 2003-05-15
CIK 854862

U.S. Securities and Exchange Commission

                            Washington, D.C. 20549


                                 FORM 10-QSB

 (Mark One)
  [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2003

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

      Yes [ X ]        No [   ]

      As of March 31, 2003, there were outstanding 88,100,766 shares of the issuer's Common Stock, par value $.001 per share.

 Transitional Small Business Disclosure Format (check one)

      Yes [   ]        No [ X ]

                         AMERICAN HEALTHCHOICE, INC.

                             INDEX TO FORM 10-QSB

                     For the Quarter Ended March 31, 2003



       Part I Financial Information

         Item 1.  Financial Statements

            Consolidated Balance Sheet .....................          2

            Consolidated Statement of Operations ...........          3

            Consolidated Statement of Cash Flows ...........          4

            Notes to Consolidated Financial Statements .....          5


         Item 2.  Management's Discussion and Analysis or
                  Plan of Operation ........................          6


       Part II Other Information

         Item 1.  Legal Proceedings ........................          8

         Item 2.  Changes in Securities and Use of Proceeds           8

         Item 3.  Defaults upon Senior Securities ..........          8

         Item 4.  Submission of Matters to a Vote of
                  Security Holders .........................          8

         Item 5.  Other Information ........................          8

         Item 6.  Exhibits and Reports on Form 8-K .........          9


       Signatures and Certifications .......................         10

                        PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements

                         AMERICAN HEALTHCHOICE, INC.
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET
                                 (Unaudited)
                                MARCH 31, 2003

                                   ASSETS

 Current Assets:
 Cash                                                         $     15,527
 Accounts receivable, less allowance for doubtful
   accounts of $ 7,197,980                                       5,988,763
 Other current assets                                               63,740
                                                               -----------
      Total current assets                                       6,068,030

 Property and equipment, net                                       348,691
 Goodwill, net                                                   2,348,570
 Other assets                                                       28,120
                                                               -----------
      Total assets                                            $  8,793,411
                                                               ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities:
 Notes payable and capital lease obligation                  $     973,015
 Convertible debentures                                          1,310,400
 Bankruptcy claims                                               1,166,150
 Accrued payroll and payroll taxes                                 486,458
 Accounts payable and accrued expenses                             353,394
                                                               -----------
      Total current liabilities                                  4,289,417

 Commitments                                                             _

 Stockholders' Equity:
 Preferred stock, $.001 par value; 5,000,000 shares
   authorized; none issued                                               -
 Common stock, $.001 par value; 115,000,000 shares
   authorized; 88,100,766 shares issued and outstanding             88,100
 Options to acquire common stock                                     8,000
 Additional paid-in capital                                     20,534,684
 Accumulated deficit                                           (16,126,790)
                                                               -----------
      Total stockholders' equity                                 4,503,994
                                                               -----------
      Total liabilities and stockholders' equity              $  8,793,411
                                                               ===========


      See accompanying notes to these consolidated financial statements.


                          AMERICAN HEALTHCHOICE, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                    Three Months Ended March 31,       Six Months Ended March 31,
                                    ----------------------------       ---------------------------
                                       2002             2003              2002             2003
                                    ----------       ----------        ----------       ----------
 Revenues:
   Patient billings                $ 2,157,269      $ 1,821,046       $ 3,989,448      $ 3,925,116
   Allowance for discount
   on billings                         863,577          808,293         1,531,055        1,737,818
                                    ----------       ----------        ----------       ----------
     Net revenues                    1,293,692        1,012,753         2,458,393        2,187,298

 Operating Expenses:
   Compensation and benefits           701,920          683,835         1,428,034        1,352,350
   Depreciation and amortization        42,807            7,782            85,944           15,564
   General and administrative          422,162          395,851           787,690          778,009
   Rent                                100,608           81,271           195,570          176,708
                                    ----------       ----------        ----------       ----------
     Total operating expenses        1,267,497        1,168,739         2,497,238        2,322,631

   Interest expense and other
     costs of borrowing                (20,296)         (15,342)          (40,584)         (34,846)
                                    ----------       ----------        ----------       ----------
 Net Income (Loss)                 $     5,899      $  (171,328)      $   (79,429)     $  (170,179)
                                    ==========       ==========        ==========       ==========

 Basic and Diluted Net Income
   (Loss) Per Share                $         -      $         -       $         -      $         -


 Weighted Average Common Shares
   Outstanding                      93,825,766       88,100,766        93,825,766       88,100,766



      See accompanying notes to these consolidated financial statements.


                         AMERICAN HEALTHCHOICE, INC.
                               AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                    Six Months Ended March 31,
                                                    --------------------------
                                                        2002         2003
                                                      ---------    ---------
 Cash Flows From Operating Activities:
 Net loss                                            $  (79,429)  $ (170,179)
 Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
   Allowance for doubtful accounts                    1,531,055    1,737,818
   Employee compensation-stock                           43,800       24,000
   Depreciation and amortization                         85,944       15,564
 Change in operating assets and liabilities, net:
   Accounts receivable-trade                         (1,662,161)  (1,617,333)
   Other current assets                                 (33,981)      (4,396)
   Accounts payable and accrued expenses                 56,938       17,257
                                                      ---------    ---------
        Net cash provided by (used in)
          operating activities                          (57,834)       2,731

 Cash Flows From Investing Activities:
   Property and equipment                               (15,061)     (53,559)
                                                      ---------    ---------
        Net cash used in investing activities           (15,061)     (53,559)

 Cash Flows From Financing Activities:
   Proceeds from notes payable                           65,715       55,859
   Payments on notes payable and capital leases          (9,244)        (800)
                                                      ---------    ---------
        Net cash provided by financing activities        56,471       55,059
                                                      ---------    ---------
 Net Increase (Decrease) In Cash                        (16,424)       4,231
 Cash At Beginning Of Year                               37,303       11,296
                                                      ---------    ---------
 Cash At End Of Period                               $   20,879   $   15,527
                                                      =========    =========


 Supplemental Disclosure Of Cash Flow Information:
   Income taxes paid                                 $      610   $    2,000
   Interest paid                                          1,600        1,000

 Supplemental Disclosure of Non-Cash Transactions:
   Offset reduction in valuation of clinic assets
     acquired against goodwill                          330,000            -


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

 The results of operations for the six months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year. It is suggested that the March 31, 2003 financial information be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB dated September 30, 2002.


 3.   Summary of Significant Accounting Policies

 Consolidation policy - The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material inter-company accounts and transactions have been eliminated in consolidation.

 Net patient revenues - Revenue is recognized upon performance of services. Substantially all of the Company's revenues are derived from patient insurance settlements, claims filed on major medical policies, worker's compensation policies, Medicare, and Medicaid. Allowances for discounts on services provided are recognized in the periods the related revenue is earned. Allowances are maintained at levels considered appropriate by management based upon historical charge-off experience and other factors deemed pertinent by management. The Company has no contracts with third party payors that would require the disclosure of the amount of contractual adjustments.

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

 4.   Goodwill

 The Company elected to adopt the provisions of Financial Accounting Standard ("FAS") 142, "Goodwill and Other Intangible Assets" as of October 1, 2001. This pronouncement addresses the issue of proper accounting and reporting for intangible assets, such as purchased goodwill. FAS 142 modified the purchase method of accounting by eliminating the amortization of goodwill and substituting an impairment test. For testing purposes the "reporting unit", as prescribed by FAS 142, is the three clinics acquired in September 2000 for a total purchase price of $6,000,000.

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

 The primary assumption used for the income approach was an average operating income of approximately $400,000 per year for the five years commencing with the fiscal year ending September 30, 2003. Operating income for these three clinics for the first six months of fiscal 2003 was $36,000. Management has taken steps to increase patient billings at these three clinics by increasing the number of new patients and concurrently increasing the average billing per case. Based on this projected increase in patient billings and already implemented reductions in operating expenses, the three clinics should recognize operating income of approximately $200,000 in the second half of fiscal 2003. Management believes that the reporting unit should achieve operating income of approximately $400,000 in fiscal year 2004 and subsequent years. Therefore, recognition of a further impairment to the carrying value of the reporting unit is not required at this time.


 Item 2.   Management's Discussion and Analysis or Plan of Operation

 Results of Operations

 The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and is qualified in its entirety by the foregoing and by other more detailed financial information appearing elsewhere.

 Three Months Ended March 31, 2003  Compared to Three Months Ended March  31,
 2002

      Patient Billings. For the three months ended March 31, 2003, patient billings decreased from $2,157,000 in 2002 to $1,821,000 in 2003. The decrease is primarily attributable to a decrease in patient billings for personal injury cases in the San Antonio clinics of approximately $160,000 and a decrease in patient billings for the clinics acquired in September 2000 in the amount of $150,000.

      Allowance for Discount on Billings. For the three months ended March 31, 2003, allowance for discount on billings decreased from $864,000 for the same period in 2002 to $808,000 in 2003. The decrease is attributable to the decrease in patient billings offset by an upward adjustment in the allowance as a percentage of patient billings from 40% in the 2002 period to 44% in the 2003 period. The adjustment reflects an increase in the number of new personal injury cases written off in the 2003 period due primarily to the absence of insurance coverage. The collection percentage on cases that were settled by patient's attorneys in 2003 was comparable to 2002.

      Compensation and Benefits. For the three months ended March 31, 2003, compensation and benefits decreased from $702,000 in 2002 to $684,000 in 2003. The decrease is primarily attributable to personnel reductions at the corporate office in the amount of $24,000. The number of clinic employees was unchanged in the 2003 period compared to the same period in 2002.

      Depreciation and Amortization. For the three months ended March 31, 2003, depreciation and amortization decreased from $43,000 in 2002 to $8,000 in 2003. The decrease was primarily due to amortization of financing costs in the amount of $22,000 in the 2002 period. The 2003 period has no amortization of financing costs since the costs were amortized in prior years.

      General and Administrative. For the three months ended March 31, 2003, general and administrative decreased from $422,000 in 2002 to $396,000 in 2003. Marketing and advertising expenses in the Texas chiropractic clinics decreased by approximately $25,000 due to a reduction in the number of new patients. Other expense categories were unchanged in the 2003 period compared to the same period in 2002.

      Rent.  For  the three  months ended March  31, 2003,  rent was  $81,000 compared to $101,000 in the 2002 period. The decrease is primarily attributable to the Company moving its corporate office to a smaller location at the end of January 2003. The monthly savings are approximately $6,000 per month, which reduced rent expense for the 2003 period by $12,000.


 Six Months Ended March 31, 2003 Compared to Six Months Ended March 31, 2002

      Patient Billings. For the six months ended March 31, 2003, patient billings decreased from $3,989,000 in 2002 to $3,925,000 in 2003. The decrease is attributable to a decrease in patient billings for the clinics acquired in September 2000 in the amount of $380,000 offset by an increase in patient billings for personal injury cases in the San Antonio and Houston clinics of approximately $290,000.

      Allowance for Discount on Billings. For the six months ended March 31, 2003, allowance for discount on billings increased from $1,531,000 for the same period in 2002 to $1,738,000 in 2003. The increase is attributable to an upward adjustment in the allowance as a percentage of patient billings from 38% in the 2002 period to 44% in the 2003 period. The adjustment reflects an increase in the number of new personal injury cases written off in the 2003 period due primarily to the absence of insurance coverage. The collection percentage on cases that were settled by patient's attorneys in 2003 was comparable to 2002.

      Compensation and Benefits. For the six months ended March 31, 2003, compensation and benefits decreased from $1,428,000 in 2002 to $1,352,000 in 2003. The decrease is attributable to personnel reductions at the clinics and corporate office, which reduced 2003 expense in the amount of $24,000 and $53,000, respectively.

      Depreciation and Amortization. For the six months ended March 31, 2003, depreciation and amortization decreased from $86,000 in 2002 to
 $16,000 in 2003. The decrease was primarily due to amortization of financing costs in the amount of $44,000 in the 2002 period. The 2003 period has no amortization of financing costs since the costs were amortized in prior years.

      General and Administrative. For the six months ended March 31, 2003, general and administrative decreased from $788,000 in 2002 to $778,000 in 2003. There were no material changes in major expense categories in 2003 compared to the same period in 2002.

      Rent. For the six months ended March 31, 2003, rent was $177,000 compared to $196,000 in the 2002 period. The decrease is primarily attributable to the Company moving its corporate office to a smaller location at the end of January 2003. The monthly savings are approximately $6,000 per month, which reduced rent expense for the 2003 period by $12,000.


 Liquidity and Capital Resources

 For the six months ended March 31, 2003, net cash provided by operating activities was $3,000 compared to net cash used in operating activities in the amount of $58,000 for the six months ended March 31, 2002. There were no significant differences in the 2003 period compared to the 2002 period. Capital expenditures were financed by proceeds from notes payable.

 During the year ended September 30, 2002, cash generated from operations was sufficient to meet current obligations including capital expenditures. However, funds were not available to satisfy bankruptcy plan payments due in September 2001 and September 2002. At September 30, 2002 the Company was delinquent on payments due to unsecured creditor claims and insider claims in the amounts of $356,000 and $440,000, respectively. In addition, the loan in the amount of $837,000 issued in connection with the acquisition of three clinics in September 2000 was due and payable on September 1, 2002. The amount past due including unpaid interest is approximately $987,000.

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

 For the six months ended March 31, 2003, collections of patient billings was $2,336,000 compared to $1,883,000 for the six months ended March 31, 2002. As a result, the Company was able to meet obligations for the first six months of the current fiscal year. However, patient billings, net of allowance for discounts, declined from $2,458,000 to $1,883,000 for the comparable periods, respectively. Net revenues must increase to approximately $400,000 per month for the Company to meet its obligations in the future. In this regard, Management continues to focus on increasing payments on personal injury case settlements and increase the number of worker's compensation cases, which result in higher settlement amounts per case compared to personal injury cases. In addition, efforts are underway to reduce marketing costs at the San Antonio clinics. As a result of these and other actions to improve cash flow, overall liquidity should improve during the second six months of fiscal 2003.

 Before June 30, 2003, Management expects to amend the note payable issued in connection with the acquisition of three clinics to allow for payment over a longer period of time.

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


                         Part II.  OTHER INFORMATION

 Item 1.  Legal Proceedings

 There have been no material events related to legal proceedings during the quarter ended March 31, 2003 and there have been no material events related to legal proceedings reported in the Registrants 10-KSB filed January 14, 2003.


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

 No Form 8-K Reports were filed during the quarter ended March 31, 2003.


                               SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               AMERICAN HEALTHCHOICE, INC.

 Date: May 15, 2003            By:  /s/ Dr. J.W. Stucki
                               Dr. J.W. Stucki, Chief Executive
                               Officer and President

 Date: May 15, 2003            By:  /s/John C. Stuecheli
                               John C. Stuecheli, Chief Financial
                               Officer and Vice President - Finance
                               (Principal Financial and Accounting Officer)

                               CERTIFICATIONS


        I, Dr. J. W. Stucki, Chief Executive Officer and President, certify that:

   1. I have reviewed this quarterly report on Form 10-QSB of American HealthChoice, Inc.;

   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

   4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report for the three months ended March 31, 2003 (the "Evaluation Date"); and

        c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrants other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

        a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


 /s/ Dr. J. W. Stucki

 Dr. J. W. Stucki
 Chief Executive Officer and President

 May 15, 2003

                               CERTIFICATIONS


 I, John C. Stuecheli, Chief Financial Officer and Vice President-Finance, certify that:

   1. I have reviewed this quarterly report on Form 10-QSB of American HealthChoice, Inc.;

   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

   4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report for the three months ended March 31, 2003 (the "Evaluation Date"); and

        c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrants other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

        a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


 /s/ John C. Stuecheli

 John C. Stuecheli
 Chief Financial Officer and Vice President-Finance

 May 15, 2003