Form 10QSB
period 2003-06-30
AMERICAN HEALTHCHOICE INC /NY/
filed 2003-08-14
CIK 854862

U.S. Securities and Exchange Commission

                            Washington, D.C. 20549


                                 FORM 10-QSB

 (Mark One)
   [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2003

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

                                (972) 538-0122
                         (Issuer's telephone number)

      Check whether the issuer (1) filed all reports required to be filed by
 Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes [ X ]       No [   ]

      As of June 30, 2003, there were outstanding 88,100,766 shares of the issuer's Common Stock, par value $.001 per share.

 Transitional Small Business Disclosure Format (check one)

      Yes [   ]      No [ X ]

                         AMERICAN HEALTHCHOICE, INC.

                             INDEX TO FORM 10-QSB

                     For the Quarter Ended June 30, 2003



       Part I Financial Information

         Item 1.  Financial Statements

            Consolidated Balance Sheet .....................          2

            Consolidated Statement of Operations ...........          3

            Consolidated Statement of Cash Flows ...........          4

            Notes to Consolidated Financial Statements .....          5


         Item 2.  Management's Discussion and Analysis or
                  Plan of Operation ........................          6


       Part II Other Information

         Item 1.  Legal Proceedings ........................          8

         Item 2.  Changes in Securities and Use of Proceeds           8

         Item 3.  Defaults upon Senior Securities ..........          8

         Item 4.  Submission of Matters to a Vote of
                  Security Holders..........................          8

         Item 5.  Other Information ........................          8

         Item 6.  Exhibits and Reports on Form 8-K .........          9

       Signatures ..........................................          9

                        PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements

                         AMERICAN HEALTHCHOICE, INC.
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET
                                 (Unaudited)
                                JUNE 30, 2003

                                   ASSETS

 Current Assets:
 Cash                                                         $      3,219
 Accounts receivable, less  allowance for doubtful
    accounts of $6,404,867                                       5,940,499
 Other current assets                                               79,820
                                                               -----------
      Total current assets                                       6,023,538

 Property and equipment, net                                       341,287
 Goodwill, net                                                   2,348,570
                                                               -----------
      Total assets                                            $  8,713,395
                                                               ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities:
 Notes payable and capital lease obligation                   $    940,010
 Convertible debentures                                          1,310,400
 Bankruptcy claims                                               1,166,150
 Accrued payroll and payroll taxes                                 509,193
 Accounts payable and accrued expenses                             370,234
                                                               -----------
      Total current liabilities                                  4,295,987


 Commitments                                                             _

 Stockholders' Equity:
 Preferred stock, $.001 par value; 5,000,000 shares
   authorized; none issued                                               -
 Common stock, $.001 par value; 115,000,000 shares
   authorized; 88,100,766 shares issued and outstanding             88,100
 Options to acquire common stock                                     8,000
 Additional paid-in capital                                     20,534,684
 Accumulated deficit                                           (16,213,376)
                                                               -----------
      Total stockholders' equity                                 4,417,408
                                                               -----------
      Total liabilities and stockholders' equity              $  8,713,395
                                                               ===========

      See accompanying notes to these consolidated financial statements.


                         AMERICAN HEALTHCHOICE, INC.
                               AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)



                                     Three Months Ended June 30,        Nine Months Ended June 30,
                                    -----------------------------      ---------------------------
                                       2002             2003              2002             2003
                                    ----------       ----------        ----------       ----------
 Revenues:
   Patient billings                $ 2,100,238      $  1,972,18       $ 6,089,686      $ 5,897,304
   Allowance for discount
     on billings                       843,062          885,962         2,374,117        2,623,780
                                    ----------       ----------        ----------       ----------
     Net revenues                    1,257,176        1,086,226         3,715,569        3,273,524

 Operating Expenses:
   Compensation and benefits           751,169          698,529         2,179,203        2,050,879
   Depreciation and amortization        42,807            7,782           128,751           23,346
   General and administrative          421,093          361,887         1,208,783        1,139,896
   Rent                                 98,441           86,346           294,011          263,054
                                    ----------       ----------        ----------       ----------
      Total operating expenses       1,313,510        1,154,544         3,810,748        3,477,175

 Other Income (Expense):
   Interest expense and other
     costs of borrowing                (20,964)         (18,268)          (61,548)         (53,114)
   Other income                         95,477                -            95,477                -
                                    ----------       ----------        ----------       ----------
      Total other income (expense)      74,513          (18,268)           33,929          (53,114)
                                    ----------       ----------        ----------       ----------
 Net Income (Loss)                 $    18,179      $   (86,586)      $   (61,250)     $  (256,765)
                                    ==========       ==========        ==========       ==========

 Basic and Diluted Net Income
   (Loss) Per Share                $         -      $         -       $         -      $         -


 Weighted Average Common Shares
   Outstanding                      93,825,766       88,100,766        93,825,766       88,100,766


      See accompanying notes to these consolidated financial statements.


                              AMERICAN HEALTHCHOICE, INC.
                                   AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)


                                                   Nine Months Ended June 30,
                                                   --------------------------
                                                        2002         2003
                                                      ---------    ---------
 Cash Flows From Operating Activities:
 Net loss                                            $  (61,250)  $ (256,765)
 Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
   Allowance for doubtful accounts                    2,355,477    2,623,780
   Employee compensation-stock                           65,700       36,000
   Depreciation and amortization                        128,751       23,352
 Change in operating assets and liabilities, net:
   Accounts receivable-trade                         (2,609,196)  (2,455,031)
   Other current assets                                 (19,490)      (4,356)
   Accounts payable and accrued expenses                122,394       56,828
                                                      ---------    ---------
        Net cash provided by (used in)
          operating activities                          (17,614)      23,808

 Cash Flows From Investing Activities:
   Property and equipment                               (29,415)     (53,939)
                                                      ---------    ---------
        Net cash used in investing activities           (29,415)     (53,939)

 Cash Flows From Financing Activities:
   Proceeds from notes payable                           56,180       23,254
   Payments on notes payable and capital leases         (17,369)      (1,200)
                                                      ---------    ---------
        Net cash provided by financing activities        38,811       22,054
                                                      ---------    ---------
 Net Decrease In Cash                                    (8,218)      (8,077)
 Cash At Beginning Of Year                               37,303       11,296
                                                      ---------    ---------
 Cash At End Of Period                               $   29,085   $    3,219
                                                      =========    =========

 Supplemental Disclosure Of Cash Flow Information:
   Income taxes paid                                 $      610   $    2,000
   Interest paid                                          4,500        2,000

 Supplemental Disclosure of Non-Cash Transactions:
   Offset reduction in valuation of clinic assets
     acquired against goodwill                          330,000            -


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

 The results of operations for the nine months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year. It is suggested that the June 30, 2003 financial information be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB dated September 30, 2002.


 3.    Summary of Significant Accounting Policies

 Consolidation policy - The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material inter-company accounts and transactions have been eliminated in consolidation.

 Net revenues - Revenue is recognized upon performance of services. Substantially all of the Company's revenues are derived from patient insurance settlements, claims filed on major medical policies, worker's compensation policies, Medicare, and Medicaid. Allowances for discounts on services provided are recognized in the periods the related revenue is earned. Allowances are maintained at levels considered appropriate by management based upon historical charge-off experience and other factors deemed pertinent by management. The Company has no contracts with third party payors that would require the disclosure of the amount of contractual adjustments.

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

 The primary assumption used for the income approach was an average operating income of approximately $400,000 per year for the five years commencing with the fiscal year ending September 30, 2003. Operating income for these three clinics for the first nine months of fiscal 2003 was $75,000. Management has taken steps to increase patient billings at these three clinics by increasing the number of new patients and concurrently increasing the average billing per case. Based on this projected increase in patient billings and already implemented reductions in operating expenses, the three clinics should recognize operating income of approximately $200,000 for the fiscal year ending September 30, 2003. Management believes that the reporting unit should achieve operating income of approximately $400,000 in fiscal year 2004 and subsequent years. Therefore, recognition of a further impairment to the carrying value of the reporting unit is not required at this time.


 Item 2.   Management's Discussion and Analysis or Plan of Operation

 Results of Operations

 The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and is qualified in its entirety by the foregoing and by other more detailed financial information appearing elsewhere.

 Three Months Ended  June 30, 2003  Compared to Three  Months Ended June  30,
 2002

      Patient Billings. For the three months ended June 30, 2003, patient billings decreased from $2,100,000 in 2002 to $1,972,000 in 2003. The decrease is primarily attributable to a decrease in patient billings for the clinics acquired in September 2000 in the amount of $54,000.

      Allowance for Discount on Billings. For the three months ended June 30, 2003, allowance for discount on billings increased from $843,000 for the same period in 2002 to $886,000 in 2003. The increase is primarily attributable to an upward adjustment in the allowance as a percentage of patient billings from 40% in the 2002 period to 45% in the 2003 period. The adjustment reflects an increase in the number of new personal injury cases written off in the 2003 period due primarily to the absence of insurance coverage. The collection percentage on cases that were settled by patient's attorneys in 2003 was comparable to 2002.

      Compensation and Benefits. For the three months ended June 30, 2003, compensation and benefits decreased from $751,000 in 2002 to $699,000 in 2003. The decrease is primarily attributable to salary reductions at the clinics acquired in September 2000 in the amount of $35,000. The number of clinic employees is unchanged in the 2003 period compared to the same period in 2002.

      Depreciation and Amortization. For the three months ended June 30, 2003, depreciation and amortization decreased from $43,000 in 2002 to $8,000 in 2003. The decrease is primarily due to amortization of financing costs in the amount of $22,000 in the 2002 period. The 2003 period has no amortization of financing costs since the costs were amortized in prior years.

      General and Administrative. For the three months ended June 30, 2003, general and administrative decreased from $421,000 in 2002 to $362,000 in 2003. The decrease is primarily attributable to reductions in professional and insurance expense at the corporate office in the amount of $29,000 and a decrease in miscellaneous expenses at the clinics in the amount of $22,000.

      Rent. For the three months ended June 30, 2003, rent was $86,000 compared to $98,000 in the 2002 period. The decrease is primarily attributable to the Company moving its corporate office to a smaller location at the end of January 2003. The monthly savings are approximately $5,000 per month.

      Other Income.    The  2002  period  includes  $95,000  from  a  lawsuit
 settlement.

 Nine Months Ended June 30, 2003 Compared to Nine Months Ended June 30, 2002

      Patient Billings. For the nine months ended June 30, 2003, patient billings decreased from $6,090,000 in 2002 to $5,897,000 in 2003. The decrease is primarily attributable to a decrease in patient billings for the clinics acquired in September 2000 in the amount of $378,000 and the Louisiana clinics in the amount of $110,000 offset by an increase in patient billings for the other Texas chiropractic clinics of approximately $390,000.

      Allowance for Discount on Billings. For the nine months ended June 30, 2003, allowance for discount on billings increased from $2,374,000 for the same period in 2002 to $2,624,000 in 2003. The increase is attributable to an upward adjustment in the allowance as a percentage of patient billings from 39% in the 2002 period to 44% in the 2003 period. The adjustment reflects an increase in the number of new personal injury cases written off in the 2003 period due primarily to the absence of insurance coverage. The collection percentage on cases that were settled by patient's attorneys in 2003 is comparable to 2002.

      Compensation and Benefits. For the nine months ended June 30, 2003, compensation and benefits decreased from $2,179,000 in 2002 to $2,051,000 in 2003. The decrease is primarily attributable to salary reductions at the clinics acquired in September 2000 in the amount of $125,000. The number of clinic employees is unchanged in the 2003 period compared to the same period in 2002.

      Depreciation and Amortization. For the nine months ended June 30, 2003, depreciation and amortization decreased from $129,000 in 2002 to
 $23,000 in 2003. The decrease was primarily due to amortization of financing costs in the amount of $66,000 in the 2002 period. The 2003 period has no amortization of financing costs since the costs were amortized in prior years.

      General and Administrative. For the nine months ended June 30, 2003, general and administrative decreased from $1,209,000 in 2002 to $1,140,000 in 2003. The decrease is primarily attributable to reductions in rental and insurance expense at the corporate office in the amount of $65,000.

      Rent. For the nine months ended June 30, 2003, rent was $263,000 compared to $294,000 in the 2002 period. The decrease is primarily attributable to the Company moving its corporate office to a smaller location at the end of January 2003. The monthly savings are approximately $5,000 per month.

      Other Income.    The  2002  period  includes  $95,000  from  a  lawsuit
 settlement.


 Liquidity and Capital Resources

 For the nine months ended June 30, 2003, net cash provided by operating activities was $24,000 compared to net cash used in operating activities in the amount of $17,000 for the nine months ended June 30, 2002. Net cash provided by operating activities in the 2003 period is primarily attributable to non-cash expenses in the amount of $2,624,000 for allowance for doubtful accounts offset by a net loss of $256,000 and a $2,455,000 increase in accounts receivable. Net cash used in operating activities in the 2002 period is primarily attributable to a net loss of $61,000 plus an increase in accounts receivable in the amount of $2,609,000 offset by non-cash expenses in the amount of $2,355,000 for doubtful accounts. Capital expenditures were financed by proceeds from notes payable.

 During the year ended September 30, 2002, cash generated from operations was sufficient to meet current obligations including capital expenditures. However, funds were not available to satisfy bankruptcy plan payments due in September 2001 and September 2002. At September 30, 2002 the Company was delinquent on payments due to unsecured creditor claims and insider claims in the amounts of $356,000 and $440,000, respectively. In addition, the loan in the amount of $837,000 issued in connection with the acquisition of three clinics in September 2000 was due and payable on September 1, 2002. The amount past due including unpaid interest is approximately $1,026,000.

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

 For the nine months ended June 30, 2003, collections of patient billings was $3,482,000 compared to $3,474,000 for the nine months ended June 30, 2002. As a result, the Company was able to meet obligations for the first nine months of the current fiscal year. However, patient billings, net of allowance for discounts, declined from $3,716,000 to $3,274,000 for the comparable periods, respectively. Net revenues must increase to approximately $400,000 per month for the Company to meet its obligations in the future. In this regard, Management continues to focus on increasing payments on personal injury case settlements and increase the number of worker's compensation cases, which result in higher settlement amounts per case compared to personal injury cases. In addition, efforts are underway to reduce marketing costs at the San Antonio clinics. As a result of these and other actions to improve cash flow, overall liquidity should improve during the remaining three months of fiscal 2003.

 Before September 1, 2003, Management expects to amend the note payable issued in connection with the acquisition of three clinics to allow for payment over a longer period of time.


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


                         Part II.  OTHER INFORMATION

 Item 1.  Legal Proceedings

 There have been no material events related to legal proceedings during the quarter ended June 30, 2003 and there have been no material events related to legal proceedings reported in the Registrants 10-KSB filed January 14, 2003.


 Item 2.  Changes in Securities and Use of Proceeds

 Not applicable


 Item 3.  Defaults upon Senior Securities

 None to report


 Item 4.   Submission of matters to a vote of security holders

 None to report


 Item 5.  Other Information

 None


 Item 6.  Exhibits and Reports on Form 8-K

 31.1 Certification pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 for Dr. J. W. Stucki, President and Chief Executive Officer.

 31.1 Certification pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 for John C. Stuecheli, Vice President and Chief Financial Officer.

 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Dr.
           J. W. Stucki, President and Chief Executive Officer.

 32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for John
           C. Stuecheli, Vice President and Chief Financial Officer.

 No Form 8-K Reports were filed during the quarter ended June 30, 2003.

                               SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               AMERICAN HEALTHCHOICE, INC.

 Date: August 13, 2003         By:  /s/ Dr. J.W. Stucki
                               Dr. J.W. Stucki, Chief Executive
                               Officer and President

 Date: August 13, 2003         By:  /s/John C. Stuecheli
                               John C. Stuecheli, Chief Financial Officer and
                               Vice President - Finance
                               (Principal Financial and Accounting Officer)