Form 10KSB
period 2003-09-30
AMERICAN HEALTHCHOICE INC /NY/
filed 2003-12-29
CIK 854862

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB
(Mark One)
 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended September 30, 2003

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _____ to ______

                      Commission File Number: 000-26740

                         AMERICAN HEALTHCHOICE, INC.
              (Name of small business issuer in its charter)

             New York                                       11-2931252
   (State or other jurisdiction                           I.R.S. Employer
 of incorporation or organization                       Identification No.)

 2221 Justin Road, Suite 119-154, Flower Mound, Texas          75028
       (Address of principal executive offices)              (Zip Code)

                     Issuer's telephone number: (972) 538-0122

            Securities registered pursuant to Section 12(b) of the Act:

      Title of each class           Name of each exchange on which registered
             None                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                   COMMON STOCK, PAR VALUE $.001 PER SHARE
                               (Title of class)

      Check whether the issuer (1) filed all reports required to be filed by
 Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

      Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      State issuer's revenues for its most recent fiscal year: $4,500,000

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). $500,000 as of November 30, 2003*.

                        (ISSUERS INVOLVED IN BANKRUPTCY
                    PROCEEDINGS DURING THE PAST FIVE YEARS)

      Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes[X] No[ ]

                  (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
 State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

 As of December 31, 2003, the Registrant had 103,100,766 shares outstanding of common stock.

    * Based on the last reported price of an actual transaction in Registrant's common stock on November 30, 2003 and reports of beneficial ownership filed by directors and executive officers of Registrant and by beneficial owners of more than 5% of the outstanding shares of common stock of Registrant; however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of Registrant's common stock.

                    DOCUMENTS INCORPORATED BY REFERENCE
                                   None

                   Transitional Small Business Disclosure
                            Format (Check one)
                             Yes [ ]      No [X]

                        AMERICAN HEALTHCHOICE, INC.

                                FORM 10-KSB

                             TABLE OF CONTENTS

                                                                       Page
                                  PART I                               ----

 Item 1.   Description of Business..................................     1

 Item 2.   Description of Property..................................     5

 Item 3.   Legal Proceedings........................................     5

 Item 4.   Submission of Matters to a Vote of Security Holders......     5


                                  PART II

 Item 5.   Market for Common Equity and Related Stockholder Matters.     6

 Item 6.   Management's Discussion and Analysis or Plan of Operation     7

 Item 7.   Financial Statements.....................................    10

 Item 8.   Changes In and Disagreements with Accountants
             on Accounting and Financial Disclosure.................    25


                                  PART III

 Item 9.   Directors, Executive Officers, Promoters and Control
             Persons; Compliance with Section 16(a) of the
             Exchange Act...........................................    26

 Item 10.  Executive Compensation...................................    28

 Item 11.  Security Ownership of Certain Beneficial
             Owners and Management..................................    32

 Item 12.  Certain Relationships and Related Transactions...........    33

 Item 13.  Exhibits and Reports on Form 8-K.........................    34

 Signatures ........................................................    37

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


 General

      The Company owns, operates and manages thirteen clinics. Twelve are primary care clinics, of which two are medical clinics and ten are chiropractic clinics. The Company also has a physical therapy facility at its largest chiropractic clinic. The clinics are located in Texas and Louisiana. The clinic locations are leased except for one clinic in San Antonio. See Item 2 "Description of Property." At September 30, 2003 the Company had a total of sixty-two employees. Of this number, six were employed by the Company's medical clinics, forty-nine by the chiropractic and physical therapy clinics, and seven at the Company's corporate office.

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

      The address of the Company's principal office is 2221 Justin Road, Suite 119-154, Flower Mound, Texas 75028. The Company's telephone number is (972) 538-0122 and its fax number is (972) 538-0130. The Company has an internet website at www.americanhealthchoice.com.


 Business Strategy

      Cash Flow. The Company's primary measurement of financial performance is earnings before interest, taxes, depreciation and amortization ("EBITDA"). In fiscal year 2003, EBITDA was a loss of $1,678,000. After deducting non-cash expenses in the amounts of $300,000, $1,000,000 and $200,000 for the provision for closed clinics, impairment loss and stock compensation, respectively, the cash loss for the year ended September 30, 2003 was approximately $200,000. As a result of the shortfall in cash from operations, funds were not available to satisfy bankruptcy plan payments due in September 2001, 2002 and 2003. At September 30, 2003, the Company was delinquent on payments due to unsecured creditor claims and insider claims in the amounts of $528,000 and $625,000, respectively. In addition, the loan in the amount of $837,000 issued in connection with the acquisition of three clinics in September 2000 was due and payable on September 1, 2002. The amount past due including unpaid interest is approximately $1,040,000 at September 30, 2003. The Company may consider the closure and/or sale of more than one with the proceeds applied to these obligations.

      Growth. Management will continues its efforts to increase patient services at the existing clinics without significant increases in marketing and clinic expenses. The Company is actively pursuing revenue sharing arrangements with established clinics owned or operated by independent chiropractors. Under these arrangements, the Company directs patients to these clinics from already established marketing sources and the independent chiropractor would provide medical services to the patients. The Company reports patient billings as revenue and then pays the treating chiropractor a fee at the time of collection. At the present time the Company has arrangements with one independent chiropractor in San Antonio and another in Austin. For the fiscal year ended September 30, 2003, the revenue was not material to total operations. The Company believes new source of revenue should become a larger percentage of revenue and operating income in the future.


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


Clinics in Operation                   Monthly
   in Fiscal 2003        Location       Rent    Services Provided  Date Acquired
--------------------  ---------------  -------  ----------------- --------------

United Chiropractic   Katy, TX         $4,200   Chiropractic &    October 1994
Clinic                                          physical therapy

United Chiropractic   San              $2,500   Chiropractic &    July 1994
Clinic (Wurzbach)     Antonio, TX               physical therapy

United Chiropractic   San              $1,100   Chiropractic &    October 1994
Clinic (San Pedro)    Antonio, TX               physical therapy

Atlas Sports & Injury San              $1,000   Physical therapy  October 1994
(Bandera)             Antonio, TX

United Chiropractic   San              $2,100   Chiropractic      October 1994
Clinic (Bandera)      Antonio, TX

San Pedro Medical     San              $1,100   Primary medical   October 1994
Clinic                Antonio, TX               care

Southcross Medical    San              $2,000   Urgent & primary  December 1995
Clinic                Antonio, TX               medical care

United Chiropractic   New                       Chiropractic      July 1994
(New Orleans East) *  Orleans, LA

United Chiropractic   New              $1,200   Chiropractic      July 1994
(Uptown)              Orleans, LA

Valley Family Health  McAllen, TX      $3,000   Chiropractic      January 1996
Center

Valley Family Health  San Benito,      $1,000   Chiropractic      September 2000
Center                TX

Crosstown             Corpus           $1,000   Chiropractic      September 2000
Chiropractic Clinic   Christi, TX

Laredo Family Health  Laredo, TX       $4,200   Chiropractic      September 2000
Clinic
                                       ------
Total rent                            $24,400
                                       ======

 * Closed January 2003



 ITEM 3. LEGAL PROCEEDINGS


      As of September 30, 2003, there are no legal proceedings that involve material amounts of exposure for the Company.



 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


      No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended September 30, 2003.



                                PART II


 ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


      Market Information. The Company's common stock is quoted on the OTC Bulletin Board under the symbol "AMHI".

 The following table presents the high and low bid prices for each quarter:

                  Quarter Ended        High Bid   Low Bid
                  -----------------    --------   -------
                  December 31, 2001     $0.03      $0.01
                  March 31, 2002        $0.03      $0.01
                  June 30, 2002         $0.02      $0.01
                  September 30, 2002    $0.01      $0.01
                  December 31, 2002     $0.05      $0.002
                  March 31, 2003        $0.01      $0.005
                  June 30, 2003         $0.013     $0.004
                  September 30, 2003    $0.006     $0.004

      Holders. Based on information provided by the Company's transfer agent, the Company had approximately 100 holders of record of its common stock at September 30, 2003.

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


                                           Years Ended September 30,
                                           -------------------------
                                     2001             2002            2003
                                  ----------       ----------      ----------
 Revenues:
   Patient billings              $ 8,572,000      $ 8,302,000     $ 8,175,000
   Allowance for discount
     on billings                   3,053,000        3,538,000       3,652,000
                                  ----------       ----------      ----------
   Net Patient Revenues            5,519,000        4,764,000       4,523,000

 Operating Expenses:
   Compensation and benefits       2,892,000        2,948,000       2,995,000
   Allowance for doubtful
     accounts at closed clinics            -        1,810,000         300,000
   General and administrative      1,509,000        1,656,000       1,563,000
   Rent                              386,000          391,000         343,000
   Other                             588,000          144,000          41,000
                                  ----------       ----------      ----------
   Total Operating Expenses        5,375,000        6,950,000       5,242,000
                                  ----------       ----------      ----------
 Operating Income (Loss)             144,000       (2,186,000)       (719,000)
   Other Income (Expense):
   Interest expense and
     other costs of borrowing        (85,000)         (63,000)        (72,000)
   Other income, net                  95,000           95,000               -
                                  ----------       ----------      ----------
   Total Other Income (Expense)       10,000           32,000         (72,000)
                                  ----------       ----------      ----------
   Income (Loss)                 $   154,000      $(2,153,000)    $  (791,000)
                                  ==========       ==========      ==========



 Fiscal Year Ended September 30, 2003 Compared to the Fiscal Year Ended September 30, 2002


      Patient Billings. For the fiscal year ended September 30, 2003, patient billings decreased from $8,302,000 in 2002 to $8,175,000 in 2003. The decrease is attributable to a decrease in patient billings for the clinics acquired in September 2000 in the amount of $140,000 and the Louisiana clinics in the amount of $126,000 offset by an increase in patient billings for the other Texas chiropractic clinics of $139,000.

      Allowance for Discount on Billings. For the fiscal year ended September 30, 2003, allowance for discount on billings increased from $3,538,000 for the same period in 2002 to $3,652,000 in 2003. The increase is attributable to an upward adjustment in the allowance as a percentage of patient billings from 43% in the 2002 period to 45% in the 2003 period. The adjustment reflects an increase in the number of new personal injury cases written off in the 2003 period due primarily to the absence of insurance coverage. The collection percentage on cases that were settled by patient's attorneys in 2003 is comparable to 2002.

      Compensation and Benefits. For the fiscal year ended September 30, 2003, compensation and benefits increased from $2,948,000 in 2002 to $2,995,000 in 2003. The increase is primarily attributable to stock compensation in connection with the employment agreement for the president and CEO in the amount of $150,000 offset by salary reductions at the clinics acquired in September 2000 in the amount of $150,000. The number of clinic employees is unchanged in the 2003 period compared to the same period in 2002.

      Allowance for doubtful accounts at closed clinics. The allowance of $300,000 for the fiscal year ended September 30, 2003 is attributable to uncollectible patient billings at physical therapy clinics closed in 1998 and is an upward adjustment to the allowance reported in fiscal 2002.

      General and Administrative. For the fiscal year ended September 30, 2003, general and administrative decreased from $1,656,000 in 2002 to $1,563,000 in 2003. The decrease is primarily attributable to reductions in equipment lease expense and insurance expense at the corporate office in the amount of $78,000.

      Rent. For the fiscal year ended September 30, 2003, rent is $343,000 compared to $391,000 in the 2002 period. The decrease is primarily attributable to the Company moving its corporate office to a smaller location at the end of January 2003. The monthly savings are approximately $5,000 per month.

      Other Operating Expenses. For the fiscal year ended September 30, 2003 and the same period in 2002, other operating expenses included depreciation and amortization, which decreased from $144,000 in 2002 to $41,000 in 2003. The decrease was primarily due to amortization of financing costs in the amount of $88,000 in the 2002 period. The 2003 period has no amortization of financing costs since the costs were amortized in prior years.

      Other  Income.   The  2002  period  includes  $95,000  from   a  lawsuit
 settlement.



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

      Allowance for doubtful accounts at closed clinics. The allowance of $1,810,000 for the fiscal year ended September 30, 2002 is primarily attributable to uncollectible patient billings at physical therapy clinics closed in 1998. The majority of these patient accounts had previously been transferred to outside collection agencies. The Company's estimate of uncollectible accounts increased substantially in 2002 compared to prior years was due to several factors including the closure of one agency with the resulting loss of records and less than anticipated collections at other agencies.

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

      Other Operating Expenses. For the fiscal year ended September 30, 2002 and the same period in 2001, other included depreciation and amortization, which decreased from $588,000 in 2001 to $144,000 in 2002. The decrease is primarily due to amortization of goodwill in the amount of $392,000 in the 2001 period. The 2002 period has no goodwill amortization due to a change in accounting policy.

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


 Liquidity and Capital Resources

      For the fiscal year ended September 30, 2003, net cash provided by operating activities is $36,000 as compared to $25,000 net cash used in operating activities for the fiscal year ended September 30, 2002. Net cash provided by operating activities in the 2003 period is primarily attributable to non-cash expenses in the amount of $3,952,000 for allowance for doubtful accounts and goodwill impairment of $1,000,000 offset by a net loss of $1,791,000 and a $3,661,000 increase in accounts receivable. Net cash used in operating activities in the 2002 period is primarily attributable to a net loss of $3,053,000 plus an increase in accounts receivable in the amount of $3,700,000 offset by non-cash expenses in the amount of $5,300,000 for doubtful accounts and goodwill impairment of $900,000.

      Net cash used in investing activities for the years ended September 30, 2003 and September 30, 2002 was attributable to the acquisition of property and equipment in the amounts of $11,000 and $34,000, respectively.

      Net cash provided by (used in) financing activities for the years ended September 30, 2003 and September 30, 2002 was the net difference of proceeds from new notes payable and payments on notes payable and capital leases in the amounts of $(15,000) and $33,000, respectively.

      During the year ended September 30, 2003, cash generated from operations was not sufficient to meet current obligations by approximately $200,000. Since the Company has no outside source of funds, at September 30 2003, the president and chief executive officer was owed approximately $100,000 in unpaid wages and the Internal Revenue Service was due approximately $125,000 in delinquent payroll taxes. As a result of the shortfall in cash from operations, funds were not available to satisfy bankruptcy plan payments due in September 2001, 2002 and 2003. At September 30, 2003, the Company was delinquent on payments due to unsecured creditor claims and insider claims in the amounts of $528,000 and $625,000, respectively. In addition, the loan in the amount of $837,000 issued in connection with the acquisition of three clinics in September 2000 was due and payable on September 1, 2002. The amount past due including unpaid interest is approximately $1,040,000 at September 30, 2003.

      In the case of the bankruptcy payments, less than five creditors have pursued collection of claims due as of September 30, 2003. The Company was able to meet these payments of approximately $25,000 during the 2003 fiscal year and avoid legal action on the part of these creditors. At the present time, Management does not foresee any individual creditors initiating legal action in regards to past due payment of claims. However, there are no assurances that an individual creditor or group of creditors will not pursue legal action which could result in adverse consequences to the Company.

      The Company must achieve net revenue of approximately $400,000 per month to meet current obligations. For the six month period ended September 30, 2003, net revenue was approximately $2,100,000, which resulted in a $300,000 shortfall from the $400,000 per month target to meet current obligations. Since the period from revenue recognition to collection is approximately 180 days, collections for the five month period ended November30, 2003 were $1,650,000, which is a $350,000 shortfall. As a result, the amount of delinquent payroll taxes has increased by $85,000 and certain other obligations including wages due to executive officers and rent payments to insiders have increased in the amounts of $80,000 and $35,000, respectively.

      During the same five month period ended November 30, 2003, net revenue has increased to an average of $400,000 per month. Taking into consideration the 180 day collection cycle, Management believes collections should increase to $400,000 monthly beginning in January 2004. However, there are no assurances that the increased collections will provide funds necessary to pay the delinquent payroll taxes. To provide an additional source of cash, the Company is considering the closure of one clinic that is not generating sufficient operating profit. If the clinic is closed, the collection of accounts receivable, net of collection expenses, should generate approximately $200,000 in excess cash, which can be used to pay the delinquent payroll taxes.

      The holders of the acquisition notes payable have agreed to postpone any actions to collect the past due principal and interest until March 31, 2004. Management will have a revised payment plan in place, which may include the sale of clinics to satisfy it obligations to the note holders.

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

 ITEM 7. FINANCIAL STATEMENTS

                         AMERICAN HEALTHCHOICE, INC.
                               AND SUBSIDIARIES


                                    INDEX


                                                                  Page
                                                                  ----
 FINANCIAL STATEMENTS:

 Independent Auditors Report                                       12

 Consolidated Balance Sheet - September 30, 2003                   13

 Consolidated Statements of Operations - Years Ended               14
      September 30, 2002 and 2003

 Consolidated Statement of Changes in Stockholders' Equity         15
      - Years Ended September 30, 2002 and 2003

 Consolidated Statements of Cash Flows - Years Ended               16
      September 30, 2002 and 2003

 Notes to Consolidated Financial Statements                        17

                      INDEPENDENT AUDITORS REPORT



 To the Board of Directors
 American HealthChoice, Inc. and subsidiaries



 We have audited the accompanying consolidated balance sheet of American HealthChoice, Inc. and subsidiaries as of September 30, 2003, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period ended September 30, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American HealthChoice, Inc. and subsidiaries as of September 30, 2003, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2003 year in conformity with accounting principles generally accepted in the United States of America.

 The accompanying consolidated financial statements as of and for the year ended September 30, 2003 have been prepared assuming that American HealthChoice, Inc. will continue as a going concern. As more fully described in Note 3, the Company is in default on a note payment and certain scheduled payments under the Bankruptcy Plan of Reorganization. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management's assessment in regard to this matter is also described in Note 3. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


 Lane Gorman Trubitt, L.L.P.
 Dallas, Texas
 December 12, 2003

                         AMERICAN HEALTHCHOICE, INC.
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET
                              SEPTEMBER 30, 2003


                                    ASSETS

 Current Assets:
 Cash                                                     $       21,071
 Accounts receivable, less allowance for doubtful
   accounts of $ 5,998,218                                     5,817,440
 Other current assets                                             57,760
                                                           -------------
      Total current assets                                     5,896,271

 Property and equipment, net                                     350,441
 Goodwill, net                                                 1,348,570
                                                           -------------
      Total assets                                        $    7,595,282
                                                           =============


                  LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities:
 Notes payable and capital lease obligation               $      972,476
 Convertible debentures                                        1,310,400
 Bankruptcy claims of unsecured creditors                        528,500
 Bankruptcy claims of related parties                            625,422
 Accrued payroll and payroll taxes                               687,656
 Accounts payable and accrued expenses                           438,041
                                                           -------------
      Total current liabilities                                4,562,495


 Commitments and Contingent Liabilities                                _
 Stockholders' Equity:
 Preferred stock, $.001 par value; 5,000,000
   shares authorized; none issued                                      -
 Common stock, $.001 par value; 115,000,000 shares
   authorized; 103,100,766 shares issued and outstanding         103,100
 Options to acquire common stock                                   8,000
 Additional paid-in capital                                   20,669,684
 Accumulated deficit                                         (17,747,997)
                                                           -------------
      Total stockholders' equity                               3,032,787
                                                           -------------
      Total liabilities and stockholders' equity          $    7,595,282
                                                           =============


      See accompanying notes to these consolidated financial statements.

                         AMERICAN HEALTHCHOICE, INC.
                               AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   Years Ended September 30,
                                                   -------------------------
                                                      2002           2003
                                                   ----------     ----------
 Revenues:
   Patient billings                               $ 8,302,587    $ 8,175,076
   Allowance for discount on billings               3,538,089      3,652,372
                                                   ----------     ----------
             Net revenues                           4,764,498      4,522,704

 Operating Expenses:
   Compensation and benefits                        2,947,786      2,995,259
   Depreciation and amortization                      144,395         40,969
   General and administrative                       1,656,190      1,562,447
   Allowance for doubtful accounts
     at closed clinics                              1,810,034        300,000
   Rent                                               391,215        343,166
                                                   ----------     ----------
      Total operating expenses                      6,949,620      5,241,841

 Other Income (Expense):
   Interest expense and other costs of borrowing      (63,459)       (72,249)
   Other income                                        95,477              -
                                                   ----------     ----------
      Total other income (expense)                     32,018        (72,249)

                                                   ----------     ----------
 (Loss) Before Impairment Loss                     (2,153,104)      (791,386)

 Impairment Loss                                      900,000      1,000,000
                                                   ----------     ----------
 Net (Loss)                                       $(3,053,104)   $(1,791,386)
                                                   ==========     ==========

 Basic and Diluted Net (Loss) Per Share           $     (0.03)   $     (0.02)

 Weighted Average Common Shares Outstanding        93,825,766     88,100,766



      See accompanying notes to these consolidated financial statements.



                                        AMERICAN HEALTHCHOICE, INC.
                                             AND SUBSIDIARIES

                         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2003




                                                              Option to   Additional
                                           Common Stock        Acquire     Paid-in     Accumulated
                                        Shares      Amount     Common      Capital       Deficit          Total
                                                                Stock
                                      ----------    -------   --------    ----------   -----------    -----------
 Balances at September 30, 2001       93,825,766   $ 93,825  $   8,000   $21,247,084  $(12,903,507)  $  8,445,402

 Cancellation of common stock
   issued in connection with
   purchase of clinic assets          (5,725,000)    (5,725)         -      (712,400)            -       (718,125)
 Net loss                                      -          -          -             -    (3,053,104)    (3,053,104)
                                     ----------------------------------------------------------------------------
 Balances at September 30, 2002       88,100,766     88,100      8,000    20,534,684   (15,956,611)     4,674,173

 Issuance of common stock in
   connection with employment
   agreement                          15,000,000     15,000          -       135,000             -        150,000
 Net loss                                      -          -          -             -    (1,791,386)    (1,791,386)
                                     ----------------------------------------------------------------------------
 Balances at September 30, 2003      103,100,766  $ 103,100  $   8,000   $20,669,684  $(17,747,997)  $  3,032,787
                                     ============================================================================




                See accompanying notes to these consolidated financial statements.


                         AMERICAN HEALTHCHOICE, INC.
                               AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                    Years Ended September 30,
                                                    --------------------------
                                                      2002             2003
                                                    ----------      ----------
 Cash Flows From Operating Activities:
 Net (loss)                                        $(3,053,104)    $(1,791,386)
 Adjustments to reconcile net (loss) to net cash
     provided by (used in) operating activities:
   Allowance for doubtful accounts                   5,348,123       3,952,372
   Goodwill impairment                                 900,000       1,000,000
   Employee compensation-stock                          87,600         200,175
   Depreciation and amortization                       144,395          40,969
 Change in operating assets and liabilities, net:
   Accounts receivable-trade                        (3,670,218)     (3,660,564)
   Other assets                                          4,044           3,529
   Accounts payable and accrued expenses               214,141         290,870
                                                    ----------      ----------
        Net cash provided by (used in)
          operating activities                         (25,019)         35,965

 Cash Flows From Investing Activities:
   Property and equipment                              (33,957)        (11,454)
                                                    ----------      ----------
        Net cash (used in) investing activities        (33,957)        (11,454)

 Cash Flows From Financing Activities:
   Proceeds from notes payable                          51,171          98,995
   Payments on notes payable and capital leases        (18,202)       (113,731)
                                                    ----------      ----------
        Net cash provided by (used in)
          financing activities                          32,969          14,736
                                                    ----------      ----------
 Net Increase (Decrease) In Cash                       (26,007)          9,775
 Cash At Beginning Of Year                              37,303          11,296
                                                    ----------      ----------
 Cash At End Of Period                             $    11,296     $    21,071
                                                    ==========      ==========

 Supplemental Disclosure Of Cash Flow Information:
   Income taxes paid                               $       610     $       500
   Interest paid                                         6,000           4,800


 Supplemental Disclosure Of Non-Cash Transactions:
   Purchase of equipment through issuance of
     notes payable                                           -          69,256
   Offset cancellation of notes payable issued
     in connection with purchase of clinic
     assets against goodwill                           112,500               -
   Offset cancellation of stock issued in
     connection with purchase of clinic assets
     against goodwill and other assets                 718,125               -
   Offset reduction in valuation of clinic
     assets acquired against goodwill                  330,000               -



      See accompanying notes to these consolidated financial statements.

                         AMERICAN HEALTHCHOICE, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 1. Organization and Summary of Significant Accounting Policies

 Organization - American HealthChoice, Inc. and Subsidiaries (the Company) consists of a parent company and twelve clinics providing medical, physical therapy, and chiropractic services in San Antonio, McAllen, Laredo, San Benito, Corpus Christi and Houston, Texas and New Orleans, Louisiana. Substantially all of the Company's revenues are derived from chiropractic, physical therapy and medical services provided to individuals living in the vicinity of the clinics.

 Consolidation Policy - The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material inter-company accounts and transactions have been eliminated in consolidation.

 Net Patient Revenues - Revenue is recognized upon performance of services. Substantially all of the Company's revenues are derived from personal injury claims and claims filed on major medical policies, worker's compensation policies, Medicare or Medicaid. Allowances for discounts on services provided are recognized in the periods the related revenue is earned. Allowances are maintained at levels considered appropriate by management based upon historical charge-off experience and other factors deemed pertinent by management. Fiscal 2003 and 2002 net patient revenues; as a percentage of total revenues, for medical and chiropractic services amounted to 8% and 92%, 9% and 91%, respectively.

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

 Advertising Costs - The Company's policy is to expense all advertising costs in the period in which advertising first takes place. Advertising expense was approximately $891,000 and $894,000 for the years ended September 30, 2003 and 2002 respectively.

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

 Goodwill - The Company elected to adopt the provisions of Financial Accounting Standard ("FAS") 142, "Goodwill and Other Intangible Assets" as of October 1, 2001. This policy requires an impairment test, which is performed by the Company on an annual basis. See footnote 5 to the financial statements.

 Recent Accounting Pronouncements - During the fiscal year ended September 30, 2003, the Financial Accounting Standards Board ("FASB") released FASB Statement No. 147, "Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", FASB Statement No. 148, "Accounting for Stock - Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123", FASB Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", and Statement No. 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The Company believes that the impact of these new standards will not have a material effect on the Company's consolidated financial position, results of operations or disclosures.


 Use of Estimates - In preparing the Company's consolidated financial statements, management is required to make estimates and assumptions that effect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates. The accounts receivable allowance is a significant estimate.

 Earnings per Share - Basic earnings per share are computed using the weighted-average number of common shares outstanding. Diluted earnings per share are computed using the weighted-average common shares outstanding after giving effect to potential common stock from stock options based on the treasury stock method and assumed conversion of debentures. If the result of assumed conversions is dilutive, the average shares of common stock outstanding are increased. The effect of potentially dilutive securities at September 30, 2003 and 2002 was ant-dilutive.


 2. Clinic Acquisitions

 On September 1, 2000, the Company acquired for cash and stock all the operating assets of three Texas chiropractic clinics located in Laredo, San Benito and Corpus Christi. The total acquisition cost was $6,000,000 of which $900,000 was paid in cash and $5,100,000 was paid through the issuance of 34,000,000 shares of the Company's common stock.

 The Asset Sale and Purchase Agreement (the "Agreement") states that 20,000,000 shares from the 34,000,000 shares issued shall be placed in escrow for possible redemption by the Company based on the Earnings before Interest, Taxes, Depreciation and Amortization ("EBITDA") for the acquired clinics during the two year period commencing September 1, 2000. If the combined EBITDA of the acquired clinics for the year ended August 30, 2001 does not reach $1,500,000, the Company shall have the right to redeem a proportionate number of 10,000,000 shares based on the percentage difference between the actual EBITDA for the period and $1,500,000. The Company shall have the same right of redemption based on an additional 10,000,000 shares for the year ended August 30, 2002. In addition, the Agreement provides for a purchase adjustment if the average bid price is below $.15 per share for the 90 trading days before September 1, 2001 and September 1, 2002. A proportionate number of additional shares will be issued for the difference between the actual average share bid price and $.15 based on 24,000,000 shares and 10,000,000 at September 1, 2001 and September 1, 2002, respectively. The calculation of additional shares to be issued shall be reduced for any shares redeemed per the EBITDA adjustment. To simplify the calculation of actual EBITDA, the calculation period was changed to September 30, 2001 and September 30, 2002

 In June 2002, the Company initiated a lawsuit against the former doctor at the San Benito clinic alleging violations of a non-compete agreement with the Company. The doctor had held a 50% ownership interest in the Corpus Christi clinic. The Company agreed to drop the lawsuit in consideration of the doctor returning his portion of the proceeds from the sale of the Corpus Christi clinic. As a result of this settlement agreed to on September 30, 2002, the cash portion of the purchase was reduced by $112,500 and the note payable by the same amount. In addition, the doctor agreed to return 2,100,000 shares from the initial 14,000,000 shares issued in September 2000, 1,250,000 from the September 2001 escrow shares and 1,250,000 from the September 2002 escrow shares. See Footnote 6 "Notes Payable" and Footnote 7 "Related Party Transactions."

 The actual average daily closing bid price for the common stock of the Company for the 90 trading days before September 1, 2001 was $.0273. Per the Agreement, as revised for the lawsuit settlement, the Company has the obligation to issue an additional 53,487,000 shares for the price difference on the initial adjusted 11,900,000 shares issued as of September 1, 2000. For the year ended September 30, 2001, the combined EBITDA for the acquired clinics was $585,000. Since the actual EBITDA was 61% less than $1,500,000, the Company has the right to redeem 5,378,000 shares of the 8,750,000 adjusted shares for this period. Finally, per the agreement, the Company has the obligation to issue an additional 15,141,000 shares for the price difference on the 3,372,000 shares due on the actual EBITDA for the year ended September 30, 2001.

 The actual average daily closing bid price for the common stock of the Company for the 90 trading days before September 1, 2002 was $.01. Since the actual EBITDA was 89% less than $1,500,000, the Company has the right to redeem 7,786,000 shares of the 8,750,000 shares for this period. Per the agreement, the Company has the obligation to issue an additional 13,482,000 shares for the price difference on the 964,000 shares due on the actual EBITDA for the year ended September 30, 2002.

 Based on the above calculations, as adjusted, the Company has the obligation to issue an additional 53,487,000 shares for the initial shares; 15,141,000 shares for the 2001 EBITDA; 13,482,000 for the 2002 EBITDA. Per the agreement revised for the lawsuit settlement, the Company would be obligated to issue an additional 82,110,000 shares in total as of September 30, 2002. The
 Company is currently in negotiations with the sellers to modify the Agreement, which could possibly reduce the number of additional shares that would be issued to satisfy the obligation of the Company.

 The acquisition has been accounted for as a purchase. The fair value of net assets acquired, primarily patient accounts receivable, was recorded in the amount of $2,150,000. The excess of the total acquisition cost over the fair value of the net assets acquired in the amount of $3,850,000 was recorded as goodwill on the September 1, 2000 acquisition date. Based on a subsequent review of assets acquired, the amount of goodwill was increased $656,000 and the fair value of assets reduced by the same amount. See footnote 5 "Goodwill."


 3. Obligations in Default

 In September 2000, the Company issued a note in the amount of $900,000 in connection with the acquisition of three clinics, which was reduced to $787,500 in connection with a lawsuit settlement in September 2002. See Footnote 2 "Clinic Acquisitions." An additional note in the amount of $50,000 was issued in December 2000. Both notes were due September 1, 2002. The total obligation in default, including accrued interest, was $1,040,000 as of September 30, 2003. See Footnote 7 "Related Party Transactions."

 At September 30, 2003, the Company was delinquent on payments, according to the Plan of Reorganization confirmed by the Bankruptcy Court in September 2000, to unsecured creditor claims and insider claims in the amounts of $528,000 and $625,000, respectively. Fewer than five creditors have pursued collection of claims due under the Plan of Reorganization. The Company was able to meet these payments of approximately $25,000 and avoid legal action on the part of these creditors.

 As of September 30, 2003, the Company was delinquent on payments due the Internal Revenue Service ("IRS") for payroll taxes for the quarterly periods ended December 31, 2003 and December 31, 1999 in the approximate amounts of $100,000 and $40,000, respectively. In addition, the Company was delinquent on penalties and interest assessments due on delinquent tax payments for the first and second quarters of 2001 and the fourth quarter of 1999. The Company is in the process of negotiating a reduction in the assessment of penalties and interest for these periods. However, there are no assurances that the IRS will not pursue action, which could result in adverse consequences to the Company.

 At the present time, Management does not foresee any additional unsecured creditors initiating legal action in regards to past due payment of claims. The Company is also in the process of negotiating an extension on the principal and interest due the note holder. However, there are no assurances that an individual creditor or group of creditors will not pursue legal action which could result in adverse consequences to the Company.


 4. Property and Equipment

 Property and equipment consists of the following:

                                                 Useful Life    9/30/2003
                                                 -----------    ----------
    Land                                                   -   $   120,000
    Building and leasehold improvements           2-39 years        56,917
    Furniture and equipment, including
      equipment under capital leases              5-15 years       547,149
    Automobiles                                      5 years        96,552
    Less accumulated depreciation
      and amortization                                            (470,177)
                                                                ----------
                                                               $   350,441
                                                                ==========


 5. Goodwill

 Following is an analysis of goodwill recorded in connection with the acquisition of three clinics at September 1, 2000.


              Date                        Transaction                Amount
 -----------------------------   ---------------------------       ----------
 September 1, 2000               Initial purchase allocation      $ 3,850,000
                                 Amortization expense                 (32,000)
                                                                   ----------
 Balance at September 30, 2000                                      3,818,000

                                 Adjust purchase allocation           331,000
                                 Amortization expense                (424,000)
                                                                   ----------
 Balance at September 30, 2001                                      3,725,000

                                 Adjust purchase allocation           325,000
                                 Reduce purchase price               (802,000)
                                 Impairment                          (900,000)
                                                                   ----------
 Balance at September 30, 2002                                      2,348,000

                                 Impairment                        (1,000,000)
                                                                   ----------
 Balance at September 30, 2003                                    $ 1,348,000
                                                                   ==========

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

 For the twelve month period ended September 30, 2002, operating income for the reporting unit was $163,000 compared to $585,000 for the twelve month period ended September 30, 2001. Due to the substantial decline in operating income, the Company engaged an independent valuation firm to conduct the impairment test as of September 30, 2002. Based on the income approach, in the opinion of the independent valuation firm, the fair value of the net assets of the reporting unit was $4,000,000. Since the carrying value of the reporting unit was approximately $4,900,000, the Company elected to record an impairment loss of $900,000.

 For the twelve month period ended September 30, 2003 operating income for the reporting units was $211,000 of which $133,000 was operating income for the three months ended September 30, 2003, prior to inclusion of a corporate expense allocation in the fair value calculation. Using the income approach and calculation assumptions consistent with the prior year, with the exception of the inclusion of a corporate expense allocation in the current year in the amount of $130,000, the fair value of the net assets of the reporting unit was estimated to be approximately $3,500,000 as of September 30, 2003, in the opinion of the independent valuation firm. This fair value amount was less than the $4,500,000 carrying value of the reporting unit. Therefore, the Company has recorded an impairment loss of $1,000,000 as of September 30, 2003 and for the three month period then ended.


 6. Notes Payable and Capital Lease Obligation

                                                      9/30/2002     9/30/2003
                                                      ---------     ---------
    Acquisition note payable                         $  837,500    $  837,500
    Notes payable secured by automobiles                 16,785        78,588
    Other notes payable and capital lease obligation     63,671        56,788
                                                      ---------     ---------
                                                     $  917,956    $  972,476
                                                      =========     =========

 The acquisition note payable is to an investment group, in which certain officers and directors, and a beneficial owner of more than 5% of the common stock have a financial interest. The note bears interest at 8% per annum and was due August 31, 2002. As additional consideration, the investment group was issued 9,500,000 shares of restricted common stock with a fair value of $0.025 per share. In connection with a lawsuit settlement, the number of shares was reduced to 8,375,000 as of September 30 2002. These financing costs were amortized over the term of the loan. See Footnote 2 "Clinic Acquisitions" and Footnote 7 "Related Party Transactions."


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

 On October 1, 2000, the Company entered into new employment agreements with the President and CEO, the Chief Financial Officer and, a director of the Company, who is also the director of the New Orleans, Louisiana clinics. As consideration for entering into these agreements, the Company issued 5,200,000 shares of common stock to the President and CEO, 500,000 shares of common stock to the CFO and 3,215,000 shares to the director

 Since January 2003, the corporate office of the Company has been located in a building leased from the President and CEO. The monthly rent is $2,200 per month. The agreement is informal with no specified term.


 8. Lease Commitments

 Rent expense for the years ended September 30, 2002 and 2003 amounted to approximately $391,000 and $343,000, respectively. Future minimum lease payments under operating leases with terms in excess of one year are as follows:

                       Years ended September 30,
                       -------------------------
                       2004                           $  208,000
                       2005                               78,000
                       2006                               39,000
                                                       ---------
                       Total minimum lease payments   $  325,000
                                                       =========


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

 Per the new debenture agreement any portion of the debentures which remain outstanding as of the August 24, 2003 maturity date will be automatically converted into shares of common stock. As of the maturity date, there were 7,258,493 unconverted shares with a principal amount of $1,310,400. The Company sent a notice of conversion to the escrow trustee on August 25, 2003. As of December 15, 2003 the escrow trustee has not sent notices of conversion to the Company's transfer agent. Per the agreement, the Company can not cause the unconverted portion to be automatically converted into common shares. Therefore the Company will continue to report the principal amount on the balance as a current liability until the proper notice is sent to the transfer agent. If the notice is note sent by March 31, 2004, the Company may pursue legal remedies.


 10. Stockholders' Equity

 On September 30, 2003 the Company issued 15,000,000 shares of restricted common stock to the president and CEO per an employment agreement for the three year period ended September 30, 2003. The employment agreement provides for the payment of $50,000 of restricted stock per year for each year of employment. The shares were issued at a price of $.01 per share, which was based on the average market over the period and giving consideration that the issued shares have a "Rule 144" restrictive legend.

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

 The Company's trade receivables at September 30, 2002 and 2003 consist of the following, stated as a percentage of total accounts receivable:


                                                        2002      2003
                                                        ----      ----
       Personal injury claims                             74%       69%
       Medical claims filed with insurance companies       8        10
       Workman's compensation claims                       8         9
       Other claims                                       10        12
                                                        ----      ----
                                                         100%      100%
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

 The net deferred tax assets in the consolidated balance sheet at September 30, 2003 are as follows:


                                                   Current        Non-current
                                                  ---------       -----------
    Deferred tax assets:
      Vacation accrual                           $    4,400     $           -
      Compensation accrual                          151,200                 -
      Interest accrual                               77,200                 -
      Goodwill                                            -           241,100
      Net operating loss carry-forwards                   -         6,213,900
                                                  ---------       -----------
        Total assets                                232,800         6,455,000

    Deferred tax liabilities:
      Employee stock options                              -           (24,000)
                                                  ---------       -----------
        Net deferred tax assets                     232,800         6,431,000
        Less valuation allowance                   (232,800)       (6,431,000)
                                                  ---------       -----------
                                                 $        -      $          -
                                                  =========       ===========

 At September 30, 2003, the Company has net operating loss carry forwards of approximately $16,570,000 to offset future taxable income. The net operating loss carry forwards expire in varying amounts from 2009 through 2023. A valuation allowance was established to reduce the net deferred tax asset for the amounts that will more likely than not to be unrealized. The net increase in valuation allowance for the year ended September 30, 2003 was approximately $296,000. This increase is due to the current year net operating loss, which is more likely than not to be unrealized.


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

 There were no options granted, cancelled, expired or exercised under the Employee Plan or Director Plan during the two years ended September 30, 2003. The number of outstanding and exercisable shares is 1,017,500. The options have a five year term with expiration dates through December, 2005. The per share price is $0.05 and the total option price is $50,900.

 In compliance with SFAS No. 123, the Company recognizes and measures compensation costs related to the Employee Plan utilizing the intrinsic value based method. Accordingly, no compensation cost has been recorded.

 Had compensation expense been determined on the fair value of awards granted, net income and net income per share would have been as follows:


                                     2002                       2003
                                     ----                       ----
                          As Reported   Pro forma     As Reported   Pro forma
                          -----------   ---------     -----------   ---------
 Net income (loss)       $(3,053,104)  $(3,053,104)   $   791,386  $  791,386

 Net income (loss)
  per share              $     (0.03)  $     (0.03)   $     (0.01) $    (0.01)


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

 None to report

                                   PART III

 ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

 The following table sets forth information regarding the executive officers and directors of the Company.

        Name             Age           Position                   Since
        ----             ---           --------                   -----
 Joseph W. Stucki, D.C.   45   President, Chief Executive      March 1995
                               Officer and Chairman of the
                               Board of Directors

 John C. Stuecheli        56   Chief Financial Officer,        January 1999
                               Vice President and Secretary

 Jeffrey Jones, D.C.      42   Director                        March 1995

 Michael R. Smith, M.D.   45   Director                        December 1996

 V. John Mansfield        56   Director                        June 1998

 James Roberts            44   Director                        June 1998


      Joseph  W.  Stucki,  D.C.   Dr.  Stucki  is  Chairman  of  the  Board of
 Directors, Chief Executive Officer and President of the Company. Dr. Stucki has been a licensed chiropractor for approximately 20 years. In May 1983, he founded United Chiropractic Clinics, Inc. and, as its Chairman and
 President,  purchased  or  developed  and  opened  approximately  84   multi-
 disciplined   clinics    (chiropractic,   medical,   physical   therapy   and
 diagnostic). From 1988 through 1995, Dr. Stucki served as Chairman and Chief Executive Officer of United Health Services. United Health Services developed approximately 150 franchises throughout the United States. Dr. Stucki has been a consultant to health care organizations on various issues
 including  practice  management,  strategic  development,  and   mergers  and
 acquisitions.  Dr.  Stucki  has  authored   several  papers  and  manuals  on
 practice management and has been a guest speaker on health care issues. Dr. Stucki is a member of various national, state, and local organizations.

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

      Michael R. Smith, M.D. Dr. Smith became a Director of the Company in December 1996. Dr. Smith, a practicing physician board certified in family practice, was employed by the Company from September 1994 to December 2000 and rejoined the Company in September 2003. He provides medical services at two of the Company's clinics and serves as the Medical Director for the Company's Texas clinics. He also serves on the Board of Directors of AHC Physicians Corporation, Inc., a subsidiary of the Company. From June 1992 through August 1994, Dr. Smith was an employee and then partner at the Texas Trauma Rehabilitation Association. Dr. Smith graduated from The University of Texas Medical Branch in 1984.

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


                    Summary Compensation Table

                                                             Long-Term Compensation
                                                             ------------------------
                               Fiscal Year     Annual        Restricted   Securities
  Name and Principal             Ending     Compensation       Stock      Under-lying     All other
    Position                  September 30    Salary ($)     Awards ($)   Options (#)  Compensation ($)
  --------------------------  ------------   -----------     -----------  -----------  ----------------
  Dr. Joseph W. Stucki          2003           262,950 (5)    150,000 (6)
  Chairman of the Board,        2002           262,950 (4)
  President and                 2001           262,950        130,000 (1)   20,000 (3)
  Chief Executive Officer

  John C. Stuecheli             2003            90,500
  Vice President, Chief         2002           110,000
  Financial Officer             2001           110,000         12,500 (2)
  and Secretary

 ___________________________

   (1) As consideration for entering into a new three year employment agreement, Dr. Stucki was issued 5,200,000 shares of restricted stock at a price of $0.025 per share.

   (2) As consideration for entering into a new three year employment agreement, Mr. Stuecheli was issued 500,000 shares of restricted stock at a price of $0.025 per share.

   (3) Options granted under the Director Plan.

   (4) Dr. Stucki deferred $180,000 in compensation.

   (5) Dr. Stucki deferred $180,000 in compensation.

   (6) Per the three year employment agreement ended September 30, 2003, Dr. Stucki was issued 15,000,000 shares of restricted common stock at $0.01 per share, which was the average price for the period of the agreement.



                    Stock Option and Stock Purchase Plans

      The following tables set forth the number of options granted to the Company's Chief Executive Officer and Chief Financial Officer during fiscal 2003 and the value of the unexercised options held by them at September 30, 2003.

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

                            None to report.

 ___________________



              Aggregate Option/SAR Exercises in Last Fiscal Year
              --------------------------------------------------
                  And Fiscal 2003 Year-End Option/SAR Values
                  ------------------------------------------

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


                          Compensation of Directors

      The Company pays its Directors $1,500 for each Board of Director meeting attended in person and $250 for each telephonic Board meeting. The Company reimburses all Directors for reasonable out-of-pocket expenses incurred in connection with attending Board of Director meetings. Pursuant to the Director Plan, all non-employee directors receive, at the beginning of each fiscal year, a 5-year option to purchase 50,000 shares of common stock at an exercise price determined by the Board of Directors at the time of grant. Also, pursuant to the Director Plan, all employee directors receive, at the beginning of each fiscal year, a 5-year option to purchase 20,000 shares of common stock at an exercise price determined by the Board of Directors at the time of grant. In November 2000, options to purchase 1500,000 and 40,000 shares were granted to non-employee directors and employee directors, respectively. The exercise price was $0.05 per share.


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

      As of December 31, 2003, Dr. Stucki, Dr. Jones and Mr. Stuecheli have not entered into new employment contracts with the Company but intend to do so by March 31, 2004.


 ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth information regarding the ownership of the Company's Common stock as of December 31, 2003, by (i) each known beneficial owner of more than five percent (5%) of the outstanding Common Stock, (ii) each Director, (iii) each executive officer, and (iv) the executive officers and Directors as a group. All share numbers are provided based on information supplied to management of the Company by the respective individuals and members of the group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

                                                 Number of      Percent of
                                                  Shares           Class
                                                 ----------        -----

  David P. Voracek, D.C.  (1)                    16,780,356         16.3%
  2025 Tartan Trail
  Highland Village, Texas 75077

  Joseph W. Stucki, D.C.  (2)                    46,224,727         44.8%
  2221 Justin Road, Suite 119-154
  Flower Mound, Texas 75028

  Jeffrey Jones, D.C.     (3)                    11,749,151         11.4%
  807 S. Carrollton Avenue
  New Orleans, Louisiana 70118

  John C. Stuecheli       (4)                       649,500             *
  2221 Justin Road, Suite 119-154
  Flower Mound, Texas 75028

  Michael R. Smith, M.D.  (5)                       421,167             *
  118 Canyon Circle
  Boerne, Texas 78006

  James Roberts           (6)                        59,500             *
  6712 Biltmore Pl.
  Plano, Texas 75023

  V. John Mansfield       (7)                        50,000             *
  10956 Big Canoe
  Big Canoe, Georgia 30143

  Officers and Directors as a                     59,154,045         57.2%
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



 ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Belair Capital Group, Ltd. ("Belair"), a Nevada limited liability company, is the holder of a $837,500 note payable issued in connection with the acquisition of three clinics in September 2000. In addition, the Company issued 8,375,000 shares of common stock to Belair as further consideration. The note payable of $950,000 and the 8,375,000 shares of common stock are the sole assets of Belair. The following shareholders are also members of
 Belair: Dr. J.W. Stucki (51% member interest), Dr. Jeffrey Jones (19% member interest) and Dr. David Voracek (30% member interest).

      Since January 2003, the corporate office of the Company has been located in a building leased from the Dr. J.W. Stucki. The monthly rent is $2,200 per month. The agreement is informal with no specified term.



 ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits Required by Item 601

      (1)  The following financial statements are filed herewith in Item 7

           (i)   Consolidated Balance sheet as of September 30, 2003
           (ii) Consolidated Statements of Operations for the years ended September 30, 2003 and 2002.
           (iii) Consolidated Statement of Stockholders' Equity for
                 the years ended September 30, 2003 and 2002.
           (iv)  Consolidated Statements of Cash Flows for the years
                 ended September 30, 2003 and 2002.
           (v)   Notes to Consolidated Financial Statements.

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

          23.1  Consent of Certified Public Accountants*

          31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Dr. J. W. Stucki, President and Chief Executive Officer*

          31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for John C. Stuecheli, Vice President and Chief Financial Officer*

          32.1 Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Dr. J. W. Stucki, President and Chief Executive Officer*

          32.2 Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for John C. Stuecheli, Vice President and Chief Financial Officer*

      * Filed herewith



                               SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               AMERICAN HEALTHCHOICE, INC.

 Date: December 29, 2003       By:  /s/ Dr. J.W. Stucki
                                        Dr. J.W. Stucki, Chief Executive
                                        Officer and President



      In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


 Signature                          Title                           Date
 -------------------      ----------------------------------  -----------------

 /s/ Dr. J.W. Stucki      Chief Executive Officer, President
     Dr. J.W. Stucki      and Chairman of the Board
                          (Principal Executive Officer)       December 29, 2003

 /s/ John C. Stuecheli    Chief Financial Officer and
     John C. Stuecheli    Vice President-Finance
                          (Principal Financial and
                          Accounting Officer)                 December 29, 2003

 /s/ V. John Mansfield    Director, Chairman of Audit
     V. John Mansfield    Committee                           December 29, 2003

 /s/ James Roberts        Director
     James Roberts                                            December 29, 2003

 /s/ Dr. Jeff Jones       Director
     Dr. Jeff Jones                                           December 29, 2003

 /s/ Dr. Michael Smith    Director
     Dr. Michael Smith                                        December 29, 2003