Form 10QSB
period 2003-12-31
AMERICAN HEALTHCHOICE INC /NY/
filed 2004-02-17
CIK 854862

U.S. Securities and Exchange Commission

                            Washington, D.C. 20549


                                 FORM 10-QSB

 (Mark One)
   [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended December 31, 2003

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

      Yes [ X ]      No [   ]

      As of December 31, 2003, there were outstanding 103,100,766 shares of the issuer's Common Stock, par value $.001 per share.

 Transitional Small Business Disclosure Format (check one)

      Yes [   ]      No [ X ]

                         AMERICAN HEALTHCHOICE, INC.

                             INDEX TO FORM 10-QSB

                   For the Quarter Ended December 31, 2003



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

                        PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements

                         AMERICAN HEALTHCHOICE, INC.
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET
                                 (Unaudited)
                              DECEMBER 31, 2003

                                   ASSETS
 Current Assets:
 Cash                                                         $     27,339
 Accounts receivable, less allowance for doubtful
   accounts of $5,191,847                                        6,016,402
 Other current assets                                               60,732
                                                               -----------
      Total current assets                                       6,104,473

 Property and equipment, net                                       343,406
 Goodwill, net                                                   1,348,570
                                                               -----------
      Total assets                                            $  7,796,449
                                                               ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities:
 Notes payable and capital lease obligation                   $    973,936
 Convertible debentures                                          1,310,400
 Bankruptcy claims of unsecured creditors                          528,500
 Bankruptcy claims of related parties                              625,422
 Accrued payroll and payroll taxes                                 859,133
 Accounts payable and accrued expenses                             441,870
                                                               -----------
      Total current liabilities                                  4,739,261


 Commitments and Contingent Liabilities                                  _

 Stockholders' Equity:
 Preferred stock, $.001 par value; 5,000,000 shares
   authorized; none issued                                               -
 Common stock, $.001 par value; 115,000,000 shares
   authorized; 103,100,766 shares issued and outstanding           103,100
 Options to acquire common stock                                     8,000
 Additional paid-in capital                                     20,669,684
 Accumulated deficit                                           (17,723,596)
                                                               -----------
      Total stockholders' equity                                 3,057,188
                                                               -----------
      Total liabilities and stockholders' equity              $  7,796,449
                                                               ===========

      See accompanying notes to these consolidated financial statements.

                         AMERICAN HEALTHCHOICE, INC.
                               AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                                 Three Months Ended December 31,
                                                 -------------------------------
                                                      2002             2003
                                                   ----------       ----------
 Revenues:
   Patient billings                               $ 2,104,070      $ 2,163,103
   Allowance for discount on billings                 929,525          993,628
                                                   ----------       ----------
     Net revenues                                   1,174,545        1,169,475

 Operating Expenses:
   Compensation and benefits                          668,515          652,156
   Depreciation and amortization                        7,782            7,035
   General and administrative                         382,158          386,682
   Rent                                                95,437           80,577
                                                   ----------       ----------
     Total operating expenses                       1,153,892        1,126,450

 Other Income (Expense):
   Interest expense and other costs of borrowing      (19,504)         (18,624)
                                                   ----------       ----------
     Total other expense                              (19,504)         (18,624)

                                                   ----------       ----------
 Net Income                                       $     1,149      $    24,401
                                                   ==========       ==========

 Basic and Diluted Net Income Per Share           $         -      $         -

 Weighted Average Common Shares Outstanding        88,100,766      103,100,766


      See accompanying notes to these consolidated financial statements.

                              AMERICAN HEALTHCHOICE, INC.
                                   AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)


                                                 Three Months Ended December 31,
                                                 -------------------------------
                                                      2002             2003
                                                   ----------       ----------
 Cash Flows From Operating Activities:
 Net income                                       $     1,149      $    24,401
 Adjustments to reconcile net income to net
   cash provided by operating activities:
   Allowance for doubtful accounts                    929,525          993,628
   Employee compensation-stock                         12,000                -
   Depreciation and amortization                        7,782            7,035
 Change in operating assets and liabilities, net:
   Accounts receivable-trade                       (1,004,279)      (1,192,590)
   Other current assets                                 5,508           (2,972)
   Accounts payable and accrued expenses               50,635          175,306
                                                   ----------       ----------
     Net cash provided by operating activities          2,320            4,808

 Cash Flows From Investing Activities:
   Property and equipment                              (2,089)               -
                                                   ----------       ----------
     Net cash used in investing activities             (2,089)               -

 Cash Flows From Financing Activities:
   Proceeds from notes payable                          5,000            1,460
   Payments on notes payable and capital leases          (359)               -
                                                   ----------       ----------
     Net cash provided by financing activities          4,641            1,460
                                                   ----------       ----------
 Net Increase In Cash                                   4,872            6,268
 Cash At Beginning Of Year                             11,296           21,071
                                                   ----------       ----------
 Cash At End Of Period                            $    16,168      $    27,339
                                                   ==========       ==========

 Supplemental Disclosure Of Cash Flow Information:
   Income taxes paid                              $     2,000      $         -
   Interest paid                                          500            2,000

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

 The results of operations for the three months ended December 31, 2003 are not necessarily indicative of the results to be expected for the full year. It is suggested that the December 31, 2003 financial information be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB dated September 30, 2003.


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


 4.   Convertible Debentures

 As part of the Plan of Reorganization confirmed by the United States Bankruptcy Court on August 8, 2000 and effective September 9, 2000, the holders of the August 1998 Regulation D Debentures agreed to replace debentures in the principal amount of $3,385,000 and accrued interest of $312,000 as of October 19, 1999 with new three year debentures dated August 24, 2000. The issuance of these new debentures replaced and superceded any prior debt obligation of the Company to the holders of the Regulation D debentures. The new debentures were convertible into 20,475,000 shares of common stock at the holder's option at any time during the term of the debentures.

 Per the new debenture agreement any portion of the debentures which remain outstanding as of the August 24, 2003 maturity date would be automatically converted into shares of common stock. As of the maturity date, there were 7,258,493 unconverted shares with a principal amount of $1,310,400. The Company sent a notice of conversion to the escrow trustee on August 25, 2003. As of February 13, 2004 the escrow trustee has not sent notices of conversion to the Company's transfer agent. Per the agreement, the Company can not cause the unconverted portion to be automatically converted into common shares. Therefore the Company continues to report the principal amount on the balance sheet as a current liability until the proper notice is sent to the transfer agent. If the notice is not sent by March 31, 2004, the Company may pursue legal remedies.


 Item 2.   Management's Discussion and Analysis or Plan of Operation

 Results of Operations

 The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and is qualified in its entirety by the foregoing and by other more detailed financial information appearing elsewhere.

 Three Months Ended December 31, 2003 Compared to Three Months Ended December 31, 2002

      Patient Billings. For the three months ended December 31, 2003, patient billings increased from $2,104,000 in 2002 to $2,163,000 in 2003. The increase is attributable to an increase in patient billings for the clinics acquired in September 2000 in the amount of $224,000 offset by a decrease in patient billings for personal injury cases in the San Antonio and Houston clinics of approximately $144,000.

      Allowance for Discount on Billings. For the three months ended December 31, 2003, allowance for discount on billings increased from $929,000 for the same period in 2002 to $994,000 in 2003. The increase is attributable to an upward adjustment in the allowance as a percentage of patient billings from 44% in the 2002 period to 46% in the 2003 period. The adjustment reflects a decrease in the collection percentage on cases that were settled by patient's attorneys in 2003 compared to 2002.

      Compensation and Benefits. For the three months ended December 31, 2003, compensation and benefits decreased from $669,000 in 2002 to $652,000 in 2003. The number of employees at the clinics and corporate office was unchanged in 2003 compared to 2002.

      Depreciation and Amortization. For the three months ended December 31, 2003, depreciation and amortization was $7,000 compared to $8,000 in the 2002 period. There were no changes in clinic equipment in the 2003 period compared to 2002.

      General and Administrative. For the three months ended December 31, 2003, general and administrative increased from $382,000 in 2002 to $387,000 in 2003. There were changes in major expense categories in the 2003 period compared to the 2002 period.

      Rent. For the three months ended December 31, 2003, rent was $81,000 compared to $95,000 in the 2002 period. The decrease is primarily attributable to the Company moving its corporate office to a smaller location at the end of January 2003. The monthly savings are approximately $5,000 per month.


 Liquidity and Capital Resources

 For the three months ended December 31, 2003, net cash provided by operating activities was $5,000 compared to $2,000 for the three months ended December 31, 2002. There were no significant differences in the 2003 period compared to the 2002 period.

 During the three months ended December 31, 2003, cash generated from operations was not sufficient to meet current obligations by approximately $200,000. Since the Company has no outside source of funds, at December 31 2003, the president and chief executive officer was owed approximately $150,000 in unpaid wages and the Internal Revenue Service was due approximately $270,000 in delinquent payroll taxes. As a result of the shortfall in cash from operations, funds were not available to satisfy bankruptcy plan payments due in September 2001, 2002 and 2003. At December 31, 2003, the Company was delinquent on payments due to unsecured creditor claims and insider claims in the amounts of $528,000 and $625,000, respectively. In addition, the loan in the amount of $837,000 issued in connection with the acquisition of three clinics in September 2000 was due and payable on September 1, 2002. The amount past due including unpaid interest is approximately $1,061,000 at December 31, 2003.

 In the case of the bankruptcy payments, less than five creditors have pursued collection of claims due as of December 31, 2003. The Company was able to meet these payments of approximately $25,000 during the 2003 fiscal year and avoid legal action on the part of these creditors. At the present time, Management does not foresee any individual creditors initiating legal action in regards to past due payment of claims. However, there are no assurances that an individual creditor or group of creditors will not pursue legal action which could result in adverse consequences to the Company.

 The Company must achieve net revenue of approximately $400,000 per month to meet current obligations. For the six month period ended September 30, 2003, net revenue was approximately $2,100,000, which is a $300,000 shortfall for the period based on the $400,000 per month requirement. Collections for the six month period ended December 31, 2003 were $2,050,000, which is a $350,000 shortfall. During the same six month period, net revenue has increased to an average of $400,000 per month. Taking into consideration the 180 day collection cycle, Management believes monthly collections for the three month period ending March 31, 2004 should average $400,000. However, there are no assurances that the increased collections will provide funds necessary to pay the delinquent payroll taxes. To provide an additional source of cash, the Company is considering the closure of one clinic that is not generating sufficient operating profit. If the clinic is closed, the collection of accounts receivable, net of collection expenses, should generate approximately $200,000 in excess cash, which can be used to pay the delinquent payroll taxes.

 On January 7, 2004, a letter was received from the holder the acquisition note payable requesting the Company to begin making monthly interest payments of $16,750. On February 11, 2004, a response was sent stating that funds from operations were not sufficient to meet current obligations and if excess funds were to become available, the Company would pay past due payroll taxes before making interest payments. Before March 31, 2004, Management believes it can renegotiate the note terms to make partial interest payments and extend the payment period of principal and past due interest.


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


                         Part II.  OTHER INFORMATION

 Item 1.  Legal Proceedings

 There have been no material events related to legal proceedings reported in the Registrants 10-KSB filed December 29, 2003.


 Item 2.  Changes in Securities and Use of Proceeds

 Not applicable


 Item 3.  Defaults upon Senior Securities

 None to report


 Item 4.   Submission of matters to a vote of security holders

 None to report


 Item 5.  Other Information

 None


 Item 6.  Exhibits and Reports on Form 8-K

 31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Dr. J. W. Stucki, President and Chief Executive Officer

 31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for John C. Stuecheli, Vice President and Chief Financial Officer

 32.1 Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Dr. J.W. Stucki, President and Chief Executive Officer

 32.2 Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for John C. Stuecheli, Vice President and Chief Financial Officer

 No Form 8-K Reports were filed during the quarter ended December 31, 2003.

                               SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               AMERICAN HEALTHCHOICE, INC.

 Date: February 17, 2004       By:  /s/ Dr. J.W. Stucki
                               Dr. J.W. Stucki, Chief Executive
                               Officer and President

 Date: February 17, 2004       By:  /s/John C. Stuecheli
                               John C. Stuecheli, Chief Financial Officer and
                               Vice President - Finance
                               (Principal Financial and Accounting Officer)