Form 10QSB
period 2004-03-31
AMERICAN HEALTHCHOICE INC /NY/
filed 2004-05-17
CIK 854862

U.S. Securities and Exchange Commission

                            Washington, D.C. 20549


                                 FORM 10-QSB

 (Mark One)
    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2004

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

      Yes [ X ]        No [   ]

      As of March 31, 2004, there were outstanding 107,294,017 shares of the issuer's Common Stock, par value $.001 per share.

 Transitional Small Business Disclosure Format (check one)

      Yes [   ]        No [ X ]

                         AMERICAN HEALTHCHOICE, INC.

                             INDEX TO FORM 10-QSB

                     For the Quarter Ended March 31, 2004



       Part I Financial Information

         Item 1.  Financial Statements

            Consolidated Balance Sheet .....................          2

            Consolidated Statement of Operations ...........          3

            Consolidated Statement of Cash Flows ...........          4

            Notes to Consolidated Financial Statements .....          5


         Item 2.  Management's Discussion and Analysis or
                  Plan of Operation ........................          7


       Part II Other Information

         Item 1.  Legal Proceedings ........................          9

         Item 2.  Changes in Securities and Use of Proceeds           9

         Item 3.  Defaults upon Senior Securities ..........          9

         Item 4.  Submission of Matters to a Vote of
                  Security Holders .........................          9

         Item 5.  Other Information ........................          9

         Item 6.  Exhibits and Reports on Form 8-K .........          9

               Signatures ..................................          9

               Certifications ..............................         10

                        PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements

                         AMERICAN HEALTHCHOICE, INC.
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET
                                 (Unaudited)
                                MARCH 31, 2004

                                   ASSETS
 Current Assets:
 Cash                                                         $      8,084
 Accounts receivable, less allowance for doubtful
   accounts of $ 4,815,413                                       6,115,341
 Other current assets                                               47,760
                                                               -----------
      Total current assets                                       6,171,185

 Property and equipment, net                                       337,022
 Goodwill, net                                                   1,348,570
                                                               -----------
      Total assets                                            $  7,856,777
                                                               ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities:
 Notes payable and capital lease obligation                   $    952,414
 Convertible debentures                                            553,400
 Bankruptcy claims of unsecured creditors                          528,500
 Bankruptcy claims of related parties                              625,422
 Accrued payroll and payroll taxes                                 928,440
 Accounts payable and accrued expenses                             471,336
                                                               -----------
      Total current liabilities                                  4,059,512

 Commitments and Contingent Liabilities                                  _

 Stockholders' Equity:
 Preferred stock, $.001 par value; 5,000,000 shares
   authorized; none issued                                               -
 Common stock, $.001 par value; 115,000,000 shares
   authorized; 107,294,017 shares issued and outstanding           107,294
 Options to acquire common stock                                     8,000
 Additional paid-in capital                                     21,422,490
 Accumulated deficit                                           (17,740,519)
                                                               -----------
      Total stockholders' equity                                 3,797,265
                                                               -----------
      Total liabilities and stockholders' equity              $  7,856,777
                                                               ===========


      See accompanying notes to these consolidated financial statements.


                          AMERICAN HEALTHCHOICE, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                    Three Months Ended March 31,       Six Months Ended March 31,
                                    ----------------------------       ---------------------------
                                       2003             2004              2003             2004
                                    ----------       ----------        ----------       ----------
 Revenues:
   Patient billings                $ 1,821,046      $ 2,311,755       $ 3,925,116      $ 4,474,858
   Allowance for discount
     on billings                       808,293        1,092,735         1,737,818        2,086,363
                                    ----------       ----------        ----------       ----------
     Net revenues                    1,012,753        1,219,020         2,187,298        2,388,495

 Operating Expenses:
   Compensation and benefits           683,835          637,477         1,352,350        1,289,633
   General and administrative          403,633          498,775           793,573          892,492
   Rent                                 81,271           81,277           176,708          161,854
                                    ----------       ----------        ----------       ----------
     Total operating expenses        1,168,739        1,217,529         2,322,631        2,343,979

   Interest expense and other
     costs of borrowing                (15,342)         (18,414)          (34,846)         (37,038)
                                    ----------       ----------        ----------       ----------
 Net Income (Loss)                 $  (171,328)     $   (16,923)      $  (170,179)     $     7,478
                                    ==========       ==========        ==========       ==========

 Basic and Diluted Net Income
   (Loss) Per Share                $         -      $         -       $         -      $         -


 Weighted Average Common Shares
   Outstanding                      88,100,000      103,746,000        88,100,000      103,423,000


      See accompanying notes to these consolidated financial statements.


                         AMERICAN HEALTHCHOICE, INC.
                               AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                    Six Months Ended March 31,
                                                    --------------------------
                                                        2003         2004
                                                      ---------    ---------
 Cash Flows From Operating Activities:
 Net income (loss)                                   $ (170,179)  $    7,478
 Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
   Allowance for doubtful accounts                    1,737,818    2,086,363
   Employee compensation-stock                           24,000            -
   Depreciation and amortization                         15,564       14,070
 Change in operating assets and liabilities, net:
   Accounts receivable-trade                         (1,617,333)  (2,384,264)
   Other current assets                                  (4,396)      10,000
   Accounts payable and accrued expenses                 17,257      274,079
                                                      ---------    ---------
        Net cash provided by operating activities         2,731        7,726

 Cash Flows From Investing Activities:
   Property and equipment                               (53,559)        (651)
                                                      ---------    ---------
        Net cash used in investing activities           (53,559)        (651)

 Cash Flows From Financing Activities:
   Proceeds from notes payable                           55,859            -
   Payments on notes payable and capital leases            (800)     (20,062)
                                                      ---------    ---------
        Net cash provided by (used in)
          financing activities                           55,059      (20,062)
                                                      ---------    ---------
 Net Increase (Decrease) In Cash                          4,231      (12,987)
 Cash At Beginning Of Year                               11,296       21,071
                                                      ---------    ---------
 Cash At End Of Period                               $   15,527   $    8,084
                                                      =========    =========

 Supplemental Disclosure Of Cash Flow Information:
   Income taxes paid                                 $    2,000   $    1,500
   Interest paid                                          1,000        3,000


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


 2.   Basis of Presentation

 The accompanying unaudited interim consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information in footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to these rules and regulations. The accompanying unaudited interim consolidated financial statements reflect all adjustments which the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and for the financial condition of the Company at the date of the interim balance sheet. All such adjustments (except as otherwise disclosed herein) are of a normal recurring nature.

 The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year. It is suggested that the March 31, 2004 financial information be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB dated September 30, 2003.


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

 Goodwill - Goodwill is accounted for according to the provisions of Financial Accounting Standard ("FAS") 142, "Goodwill and Other Intangible Assets". This policy requires an impairment test, which is performed by the Company on an annual basis. As of March 31, 2004 and for the three and six months period then ended, Management has determined there is no impairment of goodwill.

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


 4.Convertible Debentures

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

 Per the new debenture agreement any portion of the debentures which remain outstanding as of the August 24, 2003 maturity date would be automatically converted into shares of common stock. As of March 31, 2004, there were 3,065,242 shares unconverted shares with a principal amount of $553,400. On April 3, 2004, the escrow trustee sent a notice of conversion to the Company's transfer agent for 1,366,839 shares leaving 1,698,403 unconverted shares. Per the agreement, the Company can cause the unconverted portion to be automatically converted if the balance is less than 2,000,000 shares. Therefore the Company will send notice to the transfer agent and cause the issuance of the remaining shares by May 31, 2004.


 5.   Shared Revenue Clinics

 From the time of the sale of the Georgia medical clinics in 1999 to June 2003, 100% of revenue from operations has been from patient billings at clinics located in Texas and Louisiana, which are owned and operated by the Company. During the last three years, Management has continued to develop relationships with attorneys who have offices in major cities in Texas, and, has also expanded its base of independent marketers and other marketing sources for patient referrals in locations where the Company does not currently operate clinics. In June of 2003, the Company initiated a project to increase patient billings through revenue sharing arrangements with established clinics owned or operated by independent chiropractors. Under these arrangements, the Company directs patients to these clinics from already established marketing sources and the independent chiropractor provides medical services to the patients. The Company reports patient billings as revenue and then pays the treating chiropractor a fee at the time of collection. The focus to date has been in large Texas cities, such as Houston and Austin, where there are no owned clinics but the Company has a relationship with attorneys, and in localities such as the Rio Grande Valley where there are attorneys and established marketing sources but the Company does not have an owned clinic within a 30 minute travel time for prospective patients. At the present time the Company has arrangements with one independent chiropractor in San Antonio, two in Austin, six in the Houston metropolitan area and two in the Rio Grande Valley. For the six month period ended March 31, 2004, patient billings from these shared revenue clinics was approximately $300,000. The Company believes this new source of patient billings should become a larger percentage of revenue and operating income in the future.


 6.   Clinic Acquisitions

 As discussed in the Form 10-KSB for the fiscal year ended September 30, 2003, the Company has an obligation to issue an additional 82,110,000 common shares of common stock per the acquisition agreement dated August, 2000. On May 10, 2004, the Board of Directors approved an amendment to the agreement whereby the Company would issue $2,000,000 of a new series of preferred stock to the sellers in lieu of issuing common shares. The preferred stock can not be issued until the number of authorized common is increased to 200,000,000 shares, which will require shareholder approval under the bylaws of the Company. A shareholder meeting will be scheduled within 90 days.


 7.   Obligation in Default

 In September 2000, the Company issued a note in the amount of $900,000 in connection with the acquisition of three clinics, which was reduced to $787,500 in connection with a lawsuit settlement in September 2002. An additional note in the amount of $50,000 was issued in December 2000. Both notes were due September 1, 2002. The total obligation in default, including accrued interest, was $1,078,000 as of March 31, 2004. The Company has executed an amendment to extend the due date to December 31, 2004. Interest will continue to accrue at 8% per annum.


 Item 2.   Management's Discussion and Analysis or Plan of Operation

 Results of Operations

 The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and is qualified in its entirety by the foregoing and by other more detailed financial information appearing elsewhere.

 Three Months Ended March 31, 2004  Compared to Three Months Ended March  31,
 2003

      Patient Billings. For the three months ended March 31, 2004, patient billings increased from $1,821,000 in 2003 to $2,312,000 in 2004. The increase is attributable to $204,000 in patient billings from shared revenue clinics in the 2004 period and a $287,000 or 16% increase in patient billings from owned clinics in the 2004 period compared to the 2003 period.

      Allowance for Discount on Billings. For the three months ended March 31, 2004, allowance for discount on billings increased from $808,000 for the same period in 2003 to $1,093,000 in 2004. The increase is attributable to the increase in patient billings in the amount of $491,000 and to an upward adjustment in the allowance as a percentage of patient billings from 44% in the 2003 period to 47% in the 2004 period. The adjustment reflects an increase in the estimate for amount of personal injury cases written off in the 2004 period due primarily to the attorney dropping the client for lack of insurance coverage. The collection percentage on cases that were settled by patient's attorneys in 2004 compared to 2003 was not materially different.

      Compensation and Benefits. For the three months ended March 31, 2004, compensation and benefits decreased from $684,000 in 2003 to $637,000 in 2004. The number of employees at the clinics and corporate office was unchanged in 2004 compared to 2003.

      General and Administrative. For the three months ended March 31, 2004, general and administrative increased from $404,000 in 2002 to $499,000 in 2004. Management fees attributable to patient billings from shared revenue clinics were $50,000 in the 2004 period with no comparable expense in the 2003 period. Marketing and advertising expenses in the Texas chiropractic clinics increased by $82,000 in the 2004 period compared to the 2003 period as a result of more new cases in 2004. There were no material changes in other expense categories in the 2004 period compared to the 2003 period.

      Rent.  For  the three  months ended March  31, 2004,  rent was  $81,000
 compared to $81,000 in the 2003 period.   There were no facility changes  in
 the 2004 period compared to the 2003 period.


 Six Months Ended March 31, 2004 Compared to Six Months Ended March 31, 2003

      Patient Billings. For the six months ended March 31, 2004, patient billings increased from $3,925,000 in 2003 to $4,475,000 in 2004. The increase is attributable to $305,000 in patient billings from shared revenue clinics in the 2004 period and a $245,000 or 6% increase in patient billings from owned clinics in the 2004 period compared to the 2003 period.

      Allowance for Discount on Billings. For the three months ended March 31, 2004, allowance for discount on billings increased from $1,738,000 for the same period in 2003 to $2,086,000 in 2004. The increase is attributable to the increase in patient billings in the amount of $550,000 and to an upward adjustment in the allowance as a percentage of patient billings from 44% in the 2003 period to 47% in the 2004 period. The adjustment reflects an increase in the estimate for amount of personal injury cases written off in the 2004 period due primarily to the attorney dropping the client for lack of insurance coverage. The collection percentage on cases that were settled by patient's attorneys in 2004 compared to 2003 was not materially different.

      Compensation and Benefits. For the six months ended March 31, 2004, compensation and benefits decreased from $1,352,000 in 2003 to $1,290,000 in 2004. The number of employees at the clinics and corporate office was unchanged in 2004 compared to 2003.

      General and Administrative. For the six months ended March 31, 2004, general and administrative increased from $794,000 in 2003 to $892,000 in 2004. Management fees attributable to patient billings from shared revenue clinics were $78,000 in the 2004 period with no comparable expense in the 2003 period. Marketing and advertising expenses in the Texas chiropractic clinics increased by $75,000 in the 2004 period compared to the 2003 period as a result of more new cases in 2004. There were no material changes in other expense categories in the 2004 period compared to the 2003 period.

      Rent. For the six months ended March 31, 2004, rent was $162,000 compared to $177,000 in the 2003 period. The decrease is primarily attributable to the Company moving its corporate office to a smaller location at the end of January 2003. The monthly savings are approximately $6,000 per month, which reduced rent expense for the 2003 period by $18,000.


 Liquidity and Capital Resources

 For the six months ended March 31, 2004, net cash provided by operating activities was $8,000 compared to $3,000 for the six months ended March 31, 2003. There were no significant differences in the 2004 period compared to the 2003 period.

 During the six months ended March 31, 2004, cash generated from operations was not sufficient to meet current obligations by approximately $275,000. Since the Company has no outside source of funds, at March 31 2004, the president and chief executive officer was owed approximately $150,000 in unpaid wages and the Internal Revenue Service was due approximately $400,000 in delinquent payroll taxes. As a result of the shortfall in cash from operations, funds were not available to satisfy bankruptcy plan payments due in September 2001, 2002 and 2003. At March 31, 2004, the Company was delinquent on payments due to unsecured creditor claims and insider claims in the amounts of $528,000 and $625,000, respectively. In addition, the loan in the amount of $837,000 issued in connection with the acquisition of three clinics in September 2000 was due and payable on September 1, 2002. The amount past due including unpaid interest is approximately $1,078,000 at March 31, 2004.

 In the case of the bankruptcy payments, less than five creditors have pursued collection of claims due as of March 31, 2004. The Company was able to meet these payments of approximately $25,000 during the 2003 fiscal year and avoid legal action on the part of these creditors. At the present time, Management does not foresee any individual creditors initiating legal action in regards to past due payment of claims. However, there are no assurances that an individual creditor or group of creditors will not pursue legal action which could result in adverse consequences to the Company.

 The Company must achieve net revenue of approximately $400,000 per month to meet current obligations. For the six month period ended March 31, 2004, net revenue was approximately $2,400,000, which met the per month requirement. Collections for the six month period ended March 31, 2004 were $2,075,000, which is a $325,000 shortfall. Taking into consideration the 180 day collection cycle, Management believes monthly collections should average $400,000 for the six month period ended September 30, 2004. However, there are no assurances that the increased collections will provide funds necessary to pay the delinquent payroll taxes.


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

 None


 Item 6.  Exhibits and Reports on Form 8-K

 31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Dr. J. W. Stucki, President and Chief Executive Officer

 31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for John C. Stuecheli, Vice President and Chief Financial Officer

 32.1 Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Dr. J.W. Stucki, President and Chief Executive Officer*

 32.2 Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for John C. Stuecheli, Vice President and Chief Financial Officer*

 No Form 8-K Reports were filed during the quarter ended March 31, 2004.


                               SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               AMERICAN HEALTHCHOICE, INC.

 Date: May 17, 2004            By:  /s/ Dr. J.W. Stucki
                               Dr. J.W. Stucki, Chief Executive
                               Officer and President

 Date: May 17, 2004            By:  /s/John C. Stuecheli
                               John C. Stuecheli, Chief Financial
                               Officer and Vice President - Finance
                               (Principal Financial and Accounting Officer)