Form 10QSB
period 2004-06-30
AMERICAN HEALTHCHOICE INC /NY/
filed 2004-08-20
CIK 854862

U.S. Securities and Exchange Commission

                            Washington, D.C. 20549


                                 FORM 10-QSB

 (Mark One)
    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2004

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

      Yes [ X ]        No [   ]

      As of June 30, 2004, there were outstanding 104,195,259 shares of the issuer's Common Stock, par value $.001 per share.

 Transitional Small Business Disclosure Format (check one)

      Yes [   ]        No [ X ]

                         AMERICAN HEALTHCHOICE, INC.

                             INDEX TO FORM 10-QSB

                     For the Quarter Ended June 30, 2004



       Part I Financial Information

         Item 1.  Financial Statements

            Consolidated Balance Sheet .....................          2

            Consolidated Statement of Operations ...........          3

            Consolidated Statement of Cash Flows ...........          4

            Notes to Consolidated Financial Statements .....          5


         Item 2.  Management's Discussion and Analysis or
                  Plan of Operation ........................          7


       Part II Other Information

         Item 1.  Legal Proceedings ........................          9

         Item 2.  Changes in Securities and Use of Proceeds           9

         Item 3.  Defaults upon Senior Securities ..........          9

         Item 4.  Submission of Matters to a Vote of
                  Security Holders .........................          9

         Item 5.  Other Information ........................          9

         Item 6.  Exhibits and Reports on Form 8-K .........          9

               Signatures ..................................         10

               Certifications ..............................         11

                        PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements

                         AMERICAN HEALTHCHOICE, INC.
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET
                                 (Unaudited)
                                JUNE 30, 2004

                                   ASSETS
 Current Assets:
 Cash                                                         $     23,562
 Accounts receivable, less allowance for doubtful
   accounts of $ 4,974,724                                       5,305,652
 Other current assets                                              123,821
                                                               -----------
      Total current assets                                       5,453,035

 Property and equipment, net                                       445,958
 Goodwill, net                                                   1,348,570
                                                               -----------
      Total assets                                            $  7,247,563
                                                               ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities:
 Notes payable and capital lease obligations                  $  1,053,882
 Bankruptcy claims of unsecured creditors                          528,500
 Bankruptcy claims of related parties                              616,481
 Accrued payroll and payroll taxes                                 999,178
 Accounts payable and accrued expenses                             534,222
                                                               -----------
      Total current liabilities                                  3,732,263

 Commitments and Contingent Liabilities                                  -

 Stockholders' Equity:
 Preferred stock, $.001 par value; 5,000,000 shares
   authorized; none issued                                               -
 Common stock, $.001 par value; 115,000,000 shares
   authorized; 104,195,259 shares issued and outstanding           104,195
 Options to acquire common stock                                     8,000
 Additional paid-in capital                                     22,057,989
 Accumulated deficit                                           (18,654,884)
                                                               -----------
      Total stockholders' equity                                 3,515,300
                                                               -----------
      Total liabilities and stockholders' equity              $  7,247,563
                                                               ===========

      See accompanying notes to these consolidated financial statements.

                          AMERICAN HEALTHCHOICE, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                    Three Months Ended June 30,        Nine Months Ended June 30,
                                    ----------------------------       ---------------------------
                                       2003             2004              2003             2004
                                    ----------       ----------        ----------       ----------
 Revenues:
   Patient billings                $ 1,972,188      $ 2,515,026       $ 5,897,304      $ 6,989,884
   Allowance for discount
     on billings                       885,962        1,184,293         2,623,780        3,270,656
                                    ----------       ----------        ----------       ----------
     Net revenues                    1,086,226        1,330,733         3,273,524        3,719,228

 Operating Expenses:
   Compensation and benefits           698,529          697,153         2,050,879        1,986,786
   General and administrative          149,620          239,778           511,993          627,006
   Advertising and marketing           220,049          308,697           651,249          813,961
   Rent                                 86,346           81,277           263,054          243,131
                                    ----------       ----------        ----------       ----------
      Total operating expenses       1,154,544        1,326,905         3,477,175        3,670,884

                                    ----------       ----------        ----------       ----------
 Operating Income (Loss)               (68,318)           3,828          (203,651)          48,344

   Interest expense and other
     costs of borrowing                (18,268)         (18,193)          (53,114)         (55,231)
   Bad debt loss (See Note 8)                -         (900,000)                -         (900,000)
                                    ----------       ----------        ----------       ----------
 Net Loss                          $   (86,586)     $  (914,365)      $  (256,765)     $  (906,887)
                                    ==========       ==========        ==========       ==========

 Basic and Diluted Net Loss
   Per Share                       $         -     $      (0.01)      $         -      $     (0.01)


 Weighted Average Common Shares
   Outstanding                      88,100,000      108,148,000        88,100,000      105,032,000


     See accompanying notes to these consolidated financial statements.


                         AMERICAN HEALTHCHOICE, INC.
                               AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                    Nine Months Ended June 30,
                                                    --------------------------
                                                        2003         2004
                                                      ---------    ---------
 Cash Flows From Operating Activities:
 Net loss                                            $ (256,765)  $ (906,887)
 Adjustments to reconcile net loss to net
   cash provided by operating activities:
   Allowance for doubtful accounts                    2,623,780    3,270,656
   Bad debt loss                                              -      900,000
   Employee compensation-stock                           36,000            -
   Depreciation and amortization                         23,352       22,689
 Change in operating assets and liabilities, net:
   Accounts receivable-trade                         (2,455,031)  (3,658,868)
   Other current assets                                  (4,396)      12,939
   Accounts payable and accrued expenses                 56,828      398,762
                                                      ---------    ---------
        Net cash provided by operating activities        23,808       39,291

 Cash Flows From Investing Activities:
   Property and equipment                               (30,685)      (2,356)
                                                      ---------    ---------
        Net cash used in investing activities           (30,685)      (2,356)

 Cash Flows From Financing Activities:
   Proceeds from notes payable                                -            -
   Payments on notes payable and capital leases          (1,200)     (34,444)
                                                      ---------    ---------
        Net cash used in financing activities            (1,200)     (34,444)
                                                      ---------    ---------
 Net Increase (Decrease) In Cash                         (8,077)       2,491
 Cash At Beginning Of Year                               11,296       21,071
                                                      ---------    ---------
 Cash At End Of Period                               $    3,219   $   23,562
                                                      =========    =========

 Supplemental Disclosure Of Cash Flow Information:
   Income taxes paid                                 $    2,000   $    1,500
   Interest paid                                     $    1,000   $    5,000

 Supplemental Disclosure Of Non-Cash Transactions:
   Purchase of equipment through issuance
     of notes payable                                    23,254      115,850
   Issuance of stock in connection with legal
     and consulting agreements                                -       79,000
   Conversion of debenture into stock                         -    1,310,400


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

 The results of operations for the nine months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year. It is suggested that the June 30, 2004 financial information be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB dated September 30, 2003.


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

 Goodwill - Goodwill is accounted for according to the provisions of Financial Accounting Standard ("FAS") 142, "Goodwill and Other Intangible Assets". This policy requires an impairment test, which is performed by the Company on an annual basis. As of June 30, 2004 and for the three and nine months period then ended, Management has determined there is no additional impairment of goodwill.

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

 Per the new debenture agreement any portion of the debentures which remain outstanding as of the August 24, 2003 maturity date would be automatically converted into shares of common stock. Between March 15 and April 5, 2004, the escrow trustee sent notices of conversion to the Company's transfer agent for 5,628,449 shares leaving 1,698,403 unconverted shares. Per the agreement, the Company can cause the unconverted portion to be automatically converted if the balance is less than 2,000,000 shares. Therefore the Company issued the remaining shares on April 6, 2004.

 On July 26, 2004 the Company received notification of termination from the Office of the Secretary of State of Texas for the UCC Financing Statement originally filed on September 22, 2000. The release of this lien gives the Company the ability to borrow money using its accounts receivable as collateral.


 5.   Affiliated Clinics

 From the time of the sale of the Georgia medical clinics in 1999 to June 2003, 100% of revenue from operations has been from patient billings at clinics located in Texas and Louisiana, which are owned and operated by the Company. During the last three years, Management has continued to develop relationships with attorneys who have offices in major cities in Texas, and, has also expanded its base of independent marketers and other marketing sources for patient referrals in locations where the Company does not currently operate clinics. In June of 2003, the Company initiated a project to increase patient billings through revenue sharing arrangements with established clinics owned or operated by independent doctors. Under these arrangements, the Company directs patients to these clinics from already established marketing sources and the independent doctor provides medical services to the patients. The Company reports patient billings as revenue and then pays the treating doctor a fee at the time of collection. The focus to date has been in large Texas cities, such as Houston and Austin, where there are no owned clinics but the Company has a relationship with attorneys, and in localities such as the Rio Grande Valley where there are attorneys and established marketing sources but the Company does not have an owned clinic within a 30 minute travel time for prospective patients. As of June 15, 2004, the Company has arrangements with fifteen clinics, including two in Austin, two in the Dallas area, and six in the Houston area. For the nine month period ended June 30, 2004, patient billings from these affiliated clinics was approximately $550,000. The Company believes this new source of patient billings should become a larger percentage of revenue and operating income in the future.


 6.   Clinic Acquisitions

 As discussed in the Form 10-KSB for the fiscal year ended September 30, 2003, the Company has an obligation to issue an additional 82,110,000 common shares of common stock per the acquisition agreement dated August, 2000. On May 10, 2004, the Board of Directors approved an amendment to the agreement whereby the Company would issue $2,000,000 of a new series of preferred stock to the sellers in lieu of issuing common shares. Since the preferred stock will be convertible into common stock at $0.05 per share, the Company must have at least 40,000,000 un-issued shares available for conversion purposes. As of June 30, 2004 the Company has approximately 10,000,000 un-issued shares available under the 115,000,000 authorized common shares. The preferred stock can not be issued until the number of authorized common is increased to 200,000,000 shares, which will require shareholder approval under the bylaws of the Company. A shareholder meeting is scheduled on September 2, 2004 to approve an increase in authorized common shares to 200,000,000. The issuance of the preferred stock with stated value of $2,000,000 will cause a corresponding $2,000,000 reduction in additional paid-capital. Therefore, total stockholders' equity does not change in value.


 7.   Obligation in Default

 In September 2000, the Company issued a note in the amount of $900,000 in connection with the acquisition of three clinics, which was reduced to $787,500 in connection with a lawsuit settlement in September 2002. An additional note in the amount of $50,000 was issued in December 2000. Both notes were due September 1, 2002. The total obligation in default, including accrued interest, was $1,094,000 as of June 30, 2004. The Company has executed an amendment to extend the due date to December 31, 2004. Interest will continue to accrue at 8% per annum.


 8.   Bad Debt Loss

 In August 2000, the Company executed an Agreement to acquire three Texas clinics in Laredo, Corpus Christi and San Benito. The acquisition cost was $5,247,000. At the acquisition date, the Company estimated it would collect approximately $2,100,000 of the $4,100,000 gross accounts receivable. As of June 30, 2004, approximately $1,000,000 of the accounts receivable acquired in 2000 remained uncollected. The Company has elected to record a $900,000 bad debt loss on the statement of operations to write-off the remaining outstanding accounts receivable. Since the bad debt loss does not pertain to fiscal year 2004 operations, the charge was excluded from operating income for the three month and nine month periods ended June 30, 2004.


 Item 2.   Management's Discussion and Analysis or Plan of Operation

 Results of Operations

 The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and is qualified in its entirety by the foregoing and by other more detailed financial information appearing elsewhere.

 Three Months Ended  June 30, 2004  Compared to Three  Months Ended  June 30,
 2003

      Patient Billings. For the three months ended June 30, 2004, patient billings increased from $1,972,000 in 2003 to $2,515,000 in 2004. The increase is attributable to $228,000 increase in patient billings from affiliated clinics in the 2004 period and a $298,000 or 16% increase in patient billings from owned clinics in the 2004 period compared to the 2003 period.

      Allowance for Discount on Billings. For the three months ended June 30, 2004, allowance for discount on billings increased from $886,000 for the same period in 2003 to $1,184,000 in 2004. $244,000 of the increase is attributable to the increase in patient billings in the amount of $491,000 and $54,000 to an upward adjustment in the allowance as a percentage of patient billings from 45% in the 2003 period to 47% in the 2004 period. The adjustment reflects an increase in the estimate for amount of personal injury cases written off in the 2004 period due primarily to the attorney dropping the client for lack of insurance coverage. The collection percentage on cases that were settled by patient's attorneys in 2004 compared to 2003 was not materially different.

      Compensation and Benefits. For the three months ended June 30, 2004, compensation and benefits decreased from $699,000 in 2003 to $697,000 in 2004. The number of employees at the clinics and corporate office was unchanged in 2004 compared to 2003.

      General and Administrative. For the three months ended June 30, 2004, general and administrative increased from $150,000 in 2003 to $240,000 in 2004. Management fees attributable to patient billings from affiliated clinics were $35,000 in the 2004 period compared to $4,000 in the 2003 period. Legal and professional expense increased from $15,000 in the 2003 period to $34,000 in the 2004 period due primarily to investor relation expense. There were no material changes in other expense categories in the 2004 period compared to the 2003 period.

      Marketing and Advertising. For the three months ended June 30, 2004, marketing and advertising increased from $220,000 in 2003 to $309,000 in 2004. The increase is attributable to the 28% increase in patient billings in the 2004 period compared to the 2003 period. Marketing and advertising expense as a percentage of patient billings was comparable for both periods.

      Rent.   For the  three months  ended June  30, 2004,  rent was  $81,000 compared to $86,000 in the 2003 period. There were no facility changes in the 2004 period compared to the 2003 period.


 Nine Months Ended June 30, 2004 Compared to Nine Months Ended June 30, 2003

      Patient Billings. For the nine months ended June 30, 2004, patient billings increased from $5,897,000 in 2003 to $6,990,000 in 2004. The increase is attributable to $532,000 increase in patient billings from affiliated clinics in the 2004 period and a $561,000 or 10% increase in patient billings from owned clinics in the 2004 period compared to the 2003 period.

      Allowance for Discount on Billings. For the nine months ended June 30, 2004, allowance for discount on billings increased from $2,624,000 for the same period in 2003 to $3,271,000 in 2004. $480,000 of the increase is attributable to the increase in patient billings in the amount of $1,093,000 and $167,000 to an upward adjustment in the allowance as a percentage of patient billings from 44% in the 2003 period to 47% in the 2004 period. The adjustment reflects an increase in the estimate for amount of personal injury cases written off in the 2004 period due primarily to the attorney dropping the client for lack of insurance coverage. The collection percentage on cases that were settled by patient's attorneys in 2004 compared to 2003 was not materially different.

      Compensation and Benefits. For the nine months ended June 30, 2004, compensation and benefits decreased from $2,051,000 in 2003 to $1,987,000 in 2004. The number of employees at the clinics and corporate office was unchanged in 2004 compared to 2003.

      General and Administrative. For the nine months ended June 30, 2004, general and administrative decreased from $1,163,000 in 2003 to $892,000 in 2004. Management fees attributable to patient billings from affiliated clinics were $114,000 in the 2004 period compared to $4,000 in the 2003 period. Legal and professional expense increased from $59,000 in the 2003 period to $79,000 in the 2004 period due primarily to investor relation expense. There were no material changes in other expense categories in the 2004 period compared to the 2003 period.

      Marketing and Advertising.   For the  nine months ended  June 30,  2004,
 marketing and advertising increased from $651,000 in 2003 to $814,000 in 2004. The increase is attributable to the 19% increase in patient billings in the 2004 period compared to the 2003 period. Marketing and advertising expense as a percentage of patient billings was comparable for both periods.

      Rent. For the nine months ended June 30, 2004, rent was $243,000 compared to $263,000 in the 2003 period. The decrease is primarily attributable to the Company moving its corporate office to a smaller location at the end of January 2003. The monthly savings are approximately $6,000 per month, which reduced rent expense for the 2004 period by $18,000.


 Liquidity and Capital Resources

 For the nine months ended June 30, 2004, net cash provided by operating activities was $39,000 compared to $24,000 for the nine months ended June 30, 2003. There were no significant differences in the 2004 period compared to the 2003 period.

 During the nine months ended June 30, 2004, cash generated from operations was not sufficient to meet current obligations by approximately $300,000. Since the Company has no outside source of funds, at June 30, 2004, the president and chief executive officer was owed approximately $150,000 in unpaid wages and the Internal Revenue Service was due approximately $400,000 in delinquent payroll taxes. As a result of the shortfall in cash from operations, funds were not available to satisfy bankruptcy plan payments due in September 2001, 2002 and 2003. At June 30, 2004, the Company was delinquent on payments due to unsecured creditor claims and insider claims in the amounts of $528,000 and $616,000, respectively. In addition, the loan in the amount of $837,000 issued in connection with the acquisition of three clinics in September 2000 was due and payable on September 1, 2002. The amount past due including unpaid interest is approximately $1,094,000 at June 30, 2004.

 In the case of the bankruptcy payments, less than five creditors have pursued collection of claims due as of June 30, 2004. The Company was able to meet these payments of approximately $25,000 during the 2003 fiscal year and avoid legal action on the part of these creditors. At the present time, Management does not foresee any individual creditors initiating legal action in regards to past due payment of claims. However, there are no assurances that an individual creditor or group of creditors will not pursue legal action which could result in adverse consequences to the Company.

 The Company must achieve net revenue of approximately $400,000 per month to meet current obligations. Taking into consideration the 180 day collection cycle, Management believes monthly collections should average $400,000 for the six month period ended December 31, 2004. However, there are no assurances that the increased collections will provide funds necessary to pay the delinquent payroll taxes.

 On July 26, 2004, the Company received notification of termination of the blanket lien held by the holders of the convertible debentures. Because the Company's assets are no longer encumbered, it intends to pursue new funding in the form of long-term debt collateralized by accounts receivable. Any new funding sought will be in the range of $500,000 to $1,000,000 with the proceeds used to reduce the outstanding balance of the acquisition note and past due payroll taxes to the Internal Revenue Service. However, there are no assurances that the Company will be successful and obtain new funding in the near future.


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

 None


 Item 6.  Exhibits and Reports on Form 8-K

 31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Dr. J. W. Stucki, President and Chief Executive Officer

 31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for John C. Stuecheli, Vice President and Chief Financial Officer

 32.1 Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Dr. J.W. Stucki, President and Chief Executive Officer*

 32.2 Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for John C. Stuecheli, Vice President and Chief Financial Officer*

 No Form 8-K Reports were filed during the quarter ended June 30, 2004.


                               SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               AMERICAN HEALTHCHOICE, INC.

 Date: August 20, 2004         By:  /s/ Dr. J.W. Stucki
                               Dr. J.W. Stucki, Chief Executive
                               Officer and President

 Date: August 20, 2004         By:  /s/John C. Stuecheli
                               John C. Stuecheli, Chief Financial
                               Officer and Vice President - Finance
                               (Principal Financial and Accounting Officer)