Form 10KSB
period 2004-09-30
AMERICAN HEALTHCHOICE INC /NY/
filed 2005-01-13
CIK 854862

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB
(Mark One)
 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended September 30, 2004

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

      Check whether the issuer (1) filed all reports required to be filed by
 Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ].

      Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      State issuer's revenues for its most recent fiscal year: $5,263,000

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). $3,200,000 as of December 31, 2004*.

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

 As of December 31, 2004, the Registrant had 100,595,259 shares outstanding of common stock and 20,000 shares outstanding of Series B preferred stock.

   * Based on the last reported price of an actual transaction in Registrant's common stock on December 31, 2004 and reports of beneficial ownership filed by directors and executive officers of Registrant and by beneficial owners of more than 5% of the outstanding shares of common stock of Registrant; however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of Registrant's common stock.

                    DOCUMENTS INCORPORATED BY REFERENCE
                                   None

                  Transitional Small Business Disclosure
                            Format (Check one)
                             Yes [ ]      No [X]

                         AMERICAN HEALTHCHOICE, INC.

                                FORM 10-KSB

                             TABLE OF CONTENTS

                                                                        Page
                                                                        ----
                                 PART I

 Item 1.   Description of Business..................................     1

 Item 2.   Description of Property..................................     5

 Item 3.   Legal Proceedings........................................     5

 Item 4.   Submission of Matters to a Vote of Security Holders......     6



                                PART II

 Item 5.   Market for Common Equity and Related Stockholder Matters.     6

 Item 6.   Management's Discussion and Analysis or Plan of Operation     7

 Item 7.   Financial Statements.....................................    11

 Item 8.   Changes In and Disagreements with Accountants
             on Accounting and Financial Disclosure.................    25


                                   PART III

 Item 9.   Directors, Executive Officers, Promoters and Control
             Persons; Compliance with Section 16(a) of the
             Exchange Act...........................................    26

 Item 10.  Executive Compensation...................................    28

 Item 11.  Security Ownership of Certain Beneficial
             Owners and Management..................................    31

 Item 12.  Certain Relationships and Related Transactions...........    32

 Item 13.  Exhibits and Reports on Form 8-K.........................    33

 Signatures.........................................................    36

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


 General

      The Company owns, operates and manages twelve clinics. Eleven are primary care clinics, of which two are medical clinics (Southcross and San Pedro) and nine are chiropractic clinics. The Company also has a physical therapy facility at its largest chiropractic clinic. The clinics are located in Texas. The clinic locations are leased except for one clinic in San Antonio. See Item 2 "Description of Property." At September 30, 2004
 the Company had a total of fifty-one employees. Of this number, six were employed by the Company's medical clinics, thirty-nine by the chiropractic and physical therapy clinics, and six at the Company's corporate office.

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


 Business Strategy

      Operating income. The Company's primary measurement of financial performance is operating income. In fiscal year 2004, operating income was $133,000 compared to an operating loss of $719,000 in fiscal 2003. The primary reason for the substantial improvement in operating income was a 16% increase in net revenue in fiscal 2004 compared to fiscal 2003. The Company foresees operating income continuing to increase at a greater rate than the increase in net revenue. If the Company can achieve revenue growth of 15% in fiscal 2005, operating income should exceed $500,000 for the twelve month period ending September 30, 2005.

      Growth. In June 2003, the Company initiated its Affiliated-Revenue program to increase patient billings through arrangements with established clinics owned and/or operated by individual doctors. Under this program, the Company directs patients to these clinics from its established marketing sources. The Company reports patient billings as revenue and then pays the treating doctor a fee at the time of collection. The primary financial benefit is additional operating income without new fixed costs such as employee salaries or office rent. The arrangement is equally attractive to the treating doctor because of the increased number of patients and the resulting increased income. To date the Company has focused on clinics located in and around large Texas cities where there exists no owned clinics within a 30-minute travel time for prospective patients. As of September 30, 2004, the Company had agreements with 15 doctors and expects to add one new clinic per month in fiscal 2005. By the fourth quarter of fiscal 2005, Management anticipates that the Company will derive 15% of its revenue from affiliated clinics and 85% from company-owned clinics.

      In November 2004, the Company launched a Telemedicine Program that involves providing healthcare to patients utilizing video-conferencing telecommunications and digital technology, including electronic stethoscopes, ophthalmoscopes and otoscopes, to virtually connect patients to health care professionals. The initial roll out using this emerging technology will be among company-owned clinics and some of the clinics participating in the Affiliated-Revenue program. The Company also plans to offer the technology to independent medical clinics in and around Texas within twelve months time. The revenue stream will come from second opinions provided by physicians that comprise the Company's Texas physician subsidiary. As of December 31, 2004, the Company had one system in operation at a company-owned clinic. Management anticipates four systems in operation by March 31, 2005.

      In August 2004, the Company installed a DRX 9000 Spinal Decompression System ("DRX 9000") at its Katy, Texas clinic. The DRX9000 was developed in part by NASA, and the manufacturer claims in most cases it corrects, not just relieves, problems with herniated discs, degenerative disc disease, posterior facet syndrome and sciatica, and is a viable and cost effective alternative to surgery. The Company anticipates net revenue of approximately $100,000 per quarter in fiscal 2005 from this one system. The capital investment for the DRX 9000 is approximately $95,000 per system. An analysis is currently being prepared to determine the operating profit on patients treated on the DRX 9000. After completion of the operating profit analysis, the Company will consider placement of additional systems at company-owned clinics.

      In addition, the Company is currently negotiating a partnership arrangement whereby the DRX 9000 systems would be placed in established clinics owned and/or operated by individual doctors. The Company would provide marketing and financing, and the doctor would treat the patients. The doctor would be charged a fee for each patient and this fee would cover the cost of marketing and financing plus a profit margin. If the Company is successful and finalizes an agreement, Management anticipates placing approximately six systems per quarter. The location of the systems could be anywhere in the United States.


 Primary Sources of Company Revenue

      Patient Insurance Settlements. The Company's clinics derive a significant portion of their revenue from insurance settlements to injured patients treated by the clinic. Typically, a patient seeks treatment from a clinic based on representations by his/her attorney or insurance company that payment for treating the patient will be forthcoming upon proof the patient is entitled to the patient's medical claims. The representations are usually in the form of a Letter of Protection (LOP) or a Personal Injury Payment (PIP) from the patient/insured's insurance policy. Based on these representations, the clinic will treat the patient without requiring payment at the time services are rendered.

      Due to the nature of proving and documenting the patient claims, the patient's medical bill may not be paid at the time services are rendered. The delay in payment is usually under one year but can be significantly extended past one year if the attorney and insurance company go to trial over the patient's claims. Upon an agreement to pay the patient's claims, the clinic is then paid.

      Since many insurance settlements are a compromise between the insurance company and the patient, often the Company must take a lesser amount than the original fees for services rendered. In some instances, if the patient is under a LOP and their attorney decides not to pursue the claim, then the clinic may have to write the account off as bad debt. The Company believes that accounts receivable from patient settlements have been adequately reserved to account for the reduced collections. See Item 6 - "Management Discussion and Analysis or Plan of Operation."

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

      Once services are rendered to the patient, the clinic generates a bill for the patient and his/her insurance company. The patient usually makes a nominal co-payment and then the clinic files the remaining claim with the applicable insurance company. Payments from the insurance company usually take less than thirty days. Due to patient registration procedures and set fees predetermined by the insurance company, the Company can predict the revenue earned for the services rendered. If the clinic's service fees exceed the amounts set by the insurance companies, then the excess amount is either paid by the patient or written off as bad debt. The Company believes that accounts receivable from patient health plans have been adequately reserved to account for the reduced fees to be paid by the insurance companies.

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


 Chiropractic Services

      The Company currently owns and operates nine primary care chiropractic clinics and has fifteen clinics in its Affiliated-Revenue Program. All clinics are located in suburban areas and serve the general population for their surrounding communities. The services are based on preventative treatment and treatment of the nerve system and body structure, such as the spinal column. Most of the chiropractic clinics have a chiropractor that is complemented with the appropriate support staff.

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

      The marketing services offered by the Company are designed to assist the clinics in developing a patient base through promoting the clinics' services. The Company provides advice and assistance to the clinics for marketing and advertising. The Company believes that marketing must be integrated into all aspects of the clinic operations including finance and office administration. The Company's patient base is developed through its reputation for quality treatment, patient referrals, printed advertisements, and special promotion such as discounts, free initial examinations, open houses, circulars, community participation, etc. The Company obtains significant referrals due to its willingness to work with patients and their insurance company or attorney to provide treatment during the pendency of the patient's injury settlement. As a result, the Company believes the total management of the clinics provides the economies of scale to develop the clinics and provides the best use of these services, therefore, giving it a competitive advantage over a privately owned clinic.

      Although the Company believes that the services and benefits it offers to providers make the Company an attractive purchaser of such practices, there can be no assurance that the Company will be able to compete effectively with competitors on terms beneficial to the Company.


 Medical Services

      The Company owns and operates two primary care medical clinics located in San Antonio. The patient source for the Southcross clinic comes from people familiar with the clinic's location, commercial contracts and referrals from attorneys. The San Pedro clinic services are almost exclusively personal injury and worker compensation cases. The patient source for this clinic comes from attorney referrals and chiropractic clinics, including Company-owned clinics in San Antonio. In addition, these clinics will be the base location for the Telemedicine Program. All billing and collection of patient services will be handled by these clinics.


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


 ITEM 2. DESCRIPTION OF PROPERTY

      The Company leases approximately 900 square feet in a building in Flower Mound, Texas at a monthly rent $2,200 for use as its headquarters. The Company currently owns a parcel of land in San Antonio, Texas, on which the Company's Southcross clinic is located.

      The Company owns, operates and manages twelve clinics. Eleven are primary care clinics, of which two are medical clinics and nine are chiropractic clinics. The Company also has a physical therapy facility at its largest chiropractic clinic. The following table lists the clinics, locations, monthly rents, services provided, and date acquired or commenced operation by the Company.


Clinics in Operation                   Monthly
   in Fiscal 2004        Location       Rent    Services Provided  Date Acquired
--------------------  ---------------  -------  ----------------- --------------

United Chiropractic   Katy, TX         $4,200   Chiropractic &    October 1994
Clinic                                          physical therapy

United Chiropractic   San              $2,600   Chiropractic &    July 1994
Clinic (Wurzbach)     Antonio, TX               physical therapy

United Chiropractic   San              $1,100   Chiropractic &    October 1994
Clinic (San Pedro)    Antonio, TX               physical therapy

Atlas Sports & Injury San              $1,100   Physical therapy  October 1994
(Bandera)             Antonio, TX

United Chiropractic   San              $2,100   Chiropractic      October 1994
Clinic (Bandera)      Antonio, TX

San Pedro Medical     San              $1,100   Primary medical   October 1994
Clinic                Antonio, TX               care

Southcross Medical    San              $2,000   Urgent & primary  December 1995
Clinic                Antonio, TX               medical care

United Chiropractic   New                   -   Chiropractic      July 1994
(Uptown)*             Orleans, LA

Valley Family Health  McAllen, TX      $3,000   Chiropractic      January 1996
Center

Valley Family Health  San              $1,100   Chiropractic      September 2000
Center                Benito, TX

Crosstown             Corpus           $1,000   Chiropractic      September 2000
Chiropractic Clinic   Christi, TX

Laredo Family Health  Laredo, TX       $4,200   Chiropractic      September 2000
Clinic

Total rent                            $23,500


 * Sold September 2004


 ITEM 3. LEGAL PROCEEDINGS

      As of September 30, 2004, there are no legal proceedings that involve material amounts of exposure for the Company.


 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The 2004 Annual Meeting of Stockholders was held September 2, 2004. An Information Statement was furnished to all stockholders pursuant to Regulation 14(c) of the Securities Act of 1934. Following is a brief description of each matter voted upon:

                                                         Against
                                                           or
 Matter                                      Votes For  Withheld  Abstentions
 ------                                      ---------  --------  -----------
 Election of Directors:
   Joseph W. Stucki, D.C.                    62,223,000    None       None
   Jeffrey Jones, D.C.                       62,223,000    None       None
   Michael R. Smith, M.D.                    62,223,000    None       None
   V. John Mansfield                         62,223,000    None       None

 Approval to increase the number of
 authorized shares common stock from         62,223,000    None       None
 115,000,000 shares to 200,000,000 shares

 Approval to change the Company's state of
 incorporation from New York to Texas        62,223,000    None       None

 Ratification of the appointment of Lane
 Gorman Trubitt L.L.P. as the Company's      62,223,000    None       None
 independent auditors for 2004


                                PART II


 ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Market Information. The Company's common stock is quoted on the OTC Bulletin Board under the symbol "AMHI".

 The following table presents the high and low bid prices for each quarter:

                  Quarter Ended        High Bid   Low Bid
                  -----------------    --------   -------
                  December 31, 2002     $0.05      $0.002
                  March 31, 2003        $0.01      $0.005
                  June 30, 2003         $0.013     $0.004
                  September 30, 2003    $0.006     $0.004
                  December 31, 2003     $0.05      $0.005
                  March 31, 2004        $0.023     $0.009
                  June 30, 2004         $0.024     $0.007
                  September 30, 2004    $0.054     $0.01

      Holders.   Based  on information  provided  by the  Company's  transfer agent, the Company had approximately 100 holders of record of its common stock at September 30, 2004.

      Dividends. The Company paid no cash dividends since its inception, and it is unlikely that any cash dividends will be paid in the future. The declaration in the future of any cash or stock dividends will be at the discretion of the Board of Directors depending upon the earnings, capital requirements and financial position of the Company, general economic conditions and other pertinent factors. There are no dividend restrictions in any creditor or other agreement to which the Company is a party.


 ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


 Results of Operations

      The following summary of earnings and related discussion of the results of operations should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this document.


                                           Years Ended September 30,
                                           -------------------------
                                     2002             2003            2004
                                  ----------       ----------      ----------
 Revenues:
   Patient billings              $ 8,302,000      $ 8,175,000     $ 9,741,000
   Allowance for discount
     on billings                   3,538,000        3,652,000       4,478,000
                                  ----------       ----------      ----------
   Net Patient Revenues           4,7634,000        4,523,000       5,263,000

 Operating Expenses:
   Compensation and benefits       2,948,000        2,938,000       2,733,000
   Allowance for doubtful
     accounts at closed clinics    1,810,000          300,000               -
   General and administrative        908,000          712,000         922,000
   Marketing and advertising         893,000          949,000       1,151,000
   Rent                              391,000          343,000         324,000
                                  ----------       ----------      ----------
   Total Operating Expenses        6,950,000        5,242,000       5,130,000
                                  ----------       ----------      ----------
 Operating Income (Loss)          (2,186,000)        (719,000)        133,000
   Other Income (Expense):
   Interest expense and
     other costs of borrowing        (63,000)         (72,000)        (78,000)
   Bad debt expense                        -                -      (1,525,000)
   Other expense                           -                -         (28,000)
   Other income                       95,000                -               -
                                  ----------       ----------      ----------
   Total Other Income (Expense)       32,000          (72,000)     (1,631,000)
                                  ----------       ----------      ----------
   Loss before Impairment Loss   $(2,153,000)     $  (791,000)    $(1,498,000)
                                  ==========       ==========      ==========



 Fiscal year ended September 30, 2004 Compared to Fiscal year ended September 30, 2003

      Patient Billings. For the fiscal year ended September 30, 2004, patient billings increased $1,566,000 from $8,175,000 in 2003 to $9,741,000 in 2004. The increase is attributable to $815,000 increase in patient billings from affiliated clinics in the 2004 period and a $751,000 or 10% increase in patient billings from owned clinics in the 2004 period compared to the 2003 period.

      Allowance  for  Discount  on  Billings.   For  the  fiscal  year  ended
 September 30, 2004, allowance for discount on billings increased from $3,652,000 for the same period in 2003 to $4,478,000 in 2004. $700,000 of the increase is attributable to the increase in patient billings in the amount of $1,566,000 and $126,000 to an upward adjustment in the allowance as a percentage of patient billings from 45% in the 2003 period to 46% in the 2004 period. The adjustment reflects an increase in the estimate for amount of personal injury cases written off in the 2004 period due primarily to the attorney dropping the client for lack of insurance coverage. The collection percentage on cases that were settled by patient's attorneys in 2004 compared to 2003 was not materially different.

      Compensation and Benefits. For the fiscal year ended September 30, 2004, compensation and benefits decreased from $2,938,000 in 2003 to $2,733,000 in 2004. The decrease is primarily attributable to stock compensation in connection with the employment agreement for the president and CEO in the amount of $150,000 in the 2003 period. The number of employees at the clinics and corporate office was unchanged in 2004 compared to 2003.

      General and Administrative. For the fiscal year ended September 30, 2004, general and administrative increased from $712,000 in 2003 to $922,000 in 2004. Due to the related increase in revenue, management fees attributable to patient billings from affiliated clinics were $179,000 in the 2004 period compared to $24,000 in the 2003 period. Legal and professional expense increased from $84,000 in the 2003 period to $120,000 in the 2004 period due primarily to investor relation expenses. In addition, depreciation expense increased from $41,000 in the 2003 period to $61,000 in the 2004 period due primarily to acquisition of clinic equipment.

      Marketing and Advertising. For the fiscal year ended September 30, 2004, marketing and advertising increased from $949,000 in 2003 to $1,151,000 in 2004. The 21% increase is comparable to the 19% increase in patient billings in the 2004 period compared to the 2003 period. Marketing and advertising expense as a percentage of patient billings was comparable for both periods.

      Rent. For the fiscal year ended September 30, 2004, rent was $324,000 compared to $343,000 in the 2003 period. The decrease is primarily attributable to the Company moving its corporate office to a smaller location at the end of January 2003. The monthly savings are approximately $6,000 per month, which reduced rent expense for the 2004 period by $18,000 compared to the 2003 period.

      Other Income and Expense. Interest expense and other costs of borrowing increased from $72,000 in 2003 to $78,000 in 2004. Bad debt expense of $1,525,000 was included in other expense for the fiscal year ended September 30, 2004. $900,000 is attributable to the write-off of certain uncollectible accounts receivable acquired in August in 2000. Approximately $300,000 of the $625,000 remainder is the result of specific accounts written off for non-recurring reasons such as attorneys withdrawing from practice and failing to settle claims or withholding payment on cases settled with insurance companies. $900,000 of the $1,525,000 was reported in the quarter ended June 30, 2004. Since the bad debt expense does not pertain to fiscal year 2004 operations, the bad debt expense was reported after operating income as a other expense.


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

      Compensation and Benefits. For the fiscal year ended September 30, 2003, compensation and benefits decreased from $2,948,000 in 2002 to $2,938,000 in 2003. The decrease is primarily attributable to salary reductions at the clinics acquired in September 2000 in the amount of $150,000. off-set by stock compensation in connection with the employment agreement for the president and CEO in the amount of $150,000. The number of clinic employees is unchanged in the 2003 period compared to the same period in 2002.

      Allowance for doubtful accounts at closed clinics. The allowance of $300,000 for the fiscal year ended September 30, 2003 is attributable to uncollectible patient billings at physical therapy clinics closed in 1998 and is an upward adjustment to the allowance reported in fiscal 2002.

      General and Administrative. For the fiscal year ended September 30, 2003, general and administrative decreased from $908,000 in 2002 to $712,000 in 2003. The decrease is attributable to reductions in equipment lease expense and insurance expense at the corporate office in the amount of $78,000. In addition, depreciation and amortization decreased from $144,000 in 2002 to $41,000 in 2003. The decrease was primarily due to amortization of financing costs in the amount of $88,000 in the 2002 period. The 2003 period has no amortization of financing costs since the costs were amortized in prior years.

      Marketing and Advertising. For the fiscal year ended September 30, 2003, marketing and advertising increased from $893,000 in 2002 to $949,000 in 2003. The increase is attributable to a greater number of personal injury cases in the 2003 period.

      Rent. For the fiscal year ended September 30, 2003, rent is $343,000 compared to $391,000 in the 2002 period. The decrease is primarily attributable to the Company moving its corporate office to a smaller location at the end of January 2003. The monthly savings are approximately $5,000 per month.

      Other Income and Expense. The 2002 period includes other income of $95,000 from a lawsuit settlement. Interest expense and other costs of borrowing increased from $63,000 in 2002 to $72,000 in 2003. The increase is attributable to interest expense on notes payable in the amount of $69,000 issued to acquire automobiles in 2003.


 Liquidity and Capital Resources

      For the fiscal year ended September 30, 2004, net cash provided by operating activities was $46,000 as compared to $36,000 for the fiscal year ended September 30, 2003. Net cash provided by operating activities in the 2004 period was primarily attributable to non-cash expenses in the amount of $4,478,000 for allowance for doubtful accounts and bad debt expense of $1,525,000 offset by a net loss of $1,498,000 and a $5,185,000 increase in accounts receivable. Net cash provided by operating activities in the 2003 period was primarily attributable to non-cash expenses in the amount of $3,952,000 for allowance for doubtful accounts and goodwill impairment of $1,000,000 offset by a net loss of $1,791,000 and a $3,661,000 increase in accounts receivable.

      Net cash used in investing activities for the fiscal years ended September 30, 2004 and September 30, 2003 was attributable to the acquisition of clinic equipment in the amounts of $5,000 and $11,000, respectively.

      Net cash used in financing activities for the fiscal years ended September 30, 2004 and September 30, 2003 was the net difference of proceeds from new notes payable and payments on notes payable and capital leases in the amounts of $53,000 and $33,000, respectively.

      During the year ended September 30, 2004, cash generated from operations was not sufficient to meet current obligations by $410,000. As a result, the Company was unable to pay $110,000 in compensation to its president and $300,000 in payroll taxes in the 2004 period. Due to the current year shortfall and insufficient cash from operations in 2003 and 2002, the president was due $500,000 in compensation and the Internal
 Revenue Service $565,000 in delinquent payroll taxes and penalties at September 30, 2004. The Company intends to borrow $265,000 from related parties before January 31, 2005 to pay delinquent payroll taxes through June 30, 2004 and intends to pay the remaining balance through monthly installment payments pending negotiations with the IRS.

      The Company must achieve minimum net revenue of approximately $400,000 per month to meet current obligations. For the six month period ended September 30, 2004, net revenue, excluding the Louisiana clinic sold in September 30, 2004 was $2,700,000, which exceeded the minimum. Collections during the same period were $2,200,000. Since the period from revenue recognition to collection is approximately 180 days for at least 50% of patient billings, the Company believes it will have sufficient cash from operations to meet current obligations, including payroll taxes.

      In connection with the clinic acquisition in August 2000, the Company issued a note payable, which had an original due date of September 1, 2003, which has been extended to December 31, 2004. The amount due as of December 31, 2004 including accrued interest is $1,127,500. The Company has obtained an extension until December 31, 2005. Interest will accrue at $6,000 per month and interest payments will be $12,000 per month.

      At September 30, 2004, the Company was delinquent on payments for unsecured creditor claims according to the Plan of Reorganization confirmed by the Bankruptcy Court in September 2000 in the amount of $344,000. Less than five creditors have pursued collection of claims and the Company was able to meet these payments of approximately $40,000 and avoid legal action on the part of these creditors. Per the Plan of Reorganization the claims were to be paid in three annual installments due September 2001, 2002 and 2003. Since the Bankruptcy Court has closed the case and no longer has jurisdiction, a creditor would have to file a civil suit in a Texas state court. Due to the four year statute of limitation on filings civil suits in Texas, a creditor must initiate a suit by September 2005 to pursue collection of the September 2001 installment and one year later for the second and third installments. At the present time, Management does not foresee any creditors initiating legal action. However, there are no assurances that an individual creditor or group of creditors will not pursue legal action which could result in adverse consequences to the Company.

      In connection with the placement of DRX 9000 Spinal Decompression Systems, the Company may enter into capital lease obligations up to $2,500,000. The Company intends to finance 100% of the cost of the equipment over a three year lease term. Management does not anticipate any other material capital expenditures requiring cash in the next twelve months.


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


 ITEM 7. FINANCIAL STATEMENTS

                         AMERICAN HEALTHCHOICE, INC.
                               AND SUBSIDIARIES


                                    INDEX


                                                                  Page
                                                                  ----
 FINANCIAL STATEMENTS:

 Report of Independent Registered Public Accounting Firm           12

 Consolidated Balance Sheet - September 30, 2004                   13

 Consolidated Statements of Operations - Years Ended               14
      September 30, 2003 and 2004

 Consolidated Statements of Changes in Stockholders' Equity        15
      - Years Ended September 30, 2003 and 2004

 Consolidated Statements of Cash Flows - Years Ended               16
      September 30, 2003 and 2004

 Notes to Consolidated Financial Statements                        17

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


 To the Board of Directors and Stockholders
 American HealthChoice, Inc. and Subsidiaries


 We have audited the accompanying consolidated balance sheet of American HealthChoice, Inc. and Subsidiaries as of September 30, 2004, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period ended September 30, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

 We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American HealthChoice, Inc. and subsidiaries as of September 30, 2004, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2004 year in conformity with accounting principles generally accepted in the United States of America.


 Lane Gorman Trubitt, L.L.P.
 Dallas, Texas
 December 3, 2004

                         AMERICAN HEALTHCHOICE, INC.
                               AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEET
                              SEPTEMBER 30, 2004


                                    ASSETS
 Current Assets:

 Cash                                                     $        9,571
 Accounts receivable, less allowance for doubtful
   accounts of $ 5,182,043                                     4,681,537
 Notes receivable                                                142,512
 Other current assets                                             56,186
                                                           -------------
      Total current assets                                     4,889,806

 Property and equipment, net                                     395,829
 Goodwill, net                                                 1,348,570
                                                           -------------
      Total assets                                        $    6,634,205
                                                           =============


                  LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities:

 Notes payable and capital lease obligations              $      201,968
 Acquisition note payable including accrued interest           1,110,500
 Bankruptcy claims of unsecured creditors                        343,801
 Bankruptcy claims of related parties                            477,256
 Accrued payroll taxes and penalties                             565,361
 Compensation due executive officer                              528,231
 Accrued expenses                                                260,743
 Accounts payable                                                315,311
                                                           -------------
      Total current liabilities                                3,803,171


 Commitments and Contingent Liabilities

 Stockholders' Equity:

 Preferred stock, $.001 par value; 5,000,000
   shares authorized; 20,000 shares issued                     2,000,000
 Common stock, $.001 par value; 200,000,000 shares
   authorized;100,595,259 shares issued and outstanding          100,595
 Options to acquire common stock                                   8,000
 Additional paid-in capital                                   19,967,989
 Accumulated deficit                                         (19,245,550)
                                                           -------------
      Total stockholders' equity                               2,831,034
                                                           -------------
      Total liabilities and stockholders' equity          $    6,634,205
                                                           =============


      See accompanying notes to these consolidated financial statements.

                         AMERICAN HEALTHCHOICE, INC.
                               AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   Years Ended September 30,
                                                   -------------------------
                                                      2003           2004
                                                   ----------     ----------
 Revenues:
   Patient billings                               $ 8,175,076    $ 9,740,645
   Allowance for discount on billings               3,652,372      4,478,107
                                                   ----------     ----------
             Net revenues                           4,522,704      5,262,538

 Operating Expenses:
   Compensation and benefits                        2,937,559      2,732,205
   Marketing and advertising                          948,700      1,151,457
   General and administrative                         712,416        922,015
   Allowance for doubtful accounts
     at closed clinics                                300,000              -
   Rent                                               343,166        323,766
                                                   ----------     ----------
      Total operating expenses                      5,241,841      5,129,443

                                                   ----------     ----------
 Operating Income (Loss)                             (719,137)       133,095

 Other Expenses:
   Interest expense and other costs of borrowing      (72,249)       (77,309)
   Bad debt expense                                         -     (1,525,000)
   Other expense                                            -        (28,339)
                                                   ----------     ----------
      Total other expenses                            (72,249)    (1,630,648)

                                                   ----------     ----------
 Loss Before Impairment Loss                         (791,386)    (1,497,553)

 Impairment Loss                                    1,000,000              -
                                                   ----------     ----------
 Net Loss                                         $(1,791,386)   $(1,497,553)
                                                   ==========     ==========

 Basic and Diluted Net Loss Per Share             $     (0.02)   $     (0.01)

 Weighted Average Common Shares Outstanding        88,100,000    104,812,000


      See accompanying notes to these consolidated financial statements.


                                        AMERICAN HEALTHCHOICE, INC.
                                             AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2004


                                                                               Option to    Additional
                                         Common Stock       Preferred Stock     Acquire      Paid-in     Accumulated
                                      Shares      Amount   Shares     Amount    Common       Capital       Deficit        Total
                                                                                 Stock
                                    ----------    -------  ------    --------   --------    ----------   -----------    ----------
 Balances at September 30, 2002     88,100,766   $ 88,100       -   $       -  $  8,000    $20,534,684  $(15,956,611)  $ 4,674,173

 Issuance of common stock in
   connection with employment
   agreement                        15,000,000     15,000       -           -         -        135,000             -       150,000
 Net loss                                    -          -       -           -         -              -    (1,791,386)   (1,791,386)
                                   -----------------------------------------------------------------------------------------------
 Balances at September 30, 2003    103,100,766    103,100       -           -     8,000     20,669,684   (17,747,997)    3,032,787

 Issuance of common stock in
   connection with debenture
   conversion                        7,258,493      7,259       -           -         -      1,303,141             -     1,310,400
 Cancellation of common stock
   in connection with purchase
   adjustment                      (13,164,000)   (13,164)      -           -         -         13,164             -             -
 Issuance of common stock in
   connection with consulting
   and legal agreements              7,000,000      7,000       -           -         -         72,000             -        79,000
 Issuance of Series B Preferred
   Stock                                     -          -  20,000   2,000,000         -     (2,000,000)            -             -
 Cancellation of common stock in
   connection with clinic sale      (3,600,000)    (3,600)      -           -         -        (90,000)            -       (93,600)
 Net loss                                    -          -       -           -         -              -    (1,497,553)   (1,497,553)
                                   -----------------------------------------------------------------------------------------------
 Balances at September 30, 2004    100,595,259  $ 100,595  20,000  $2,000,000  $  8,000    $19,967,989  $(19,245,550)  $ 2,831,034
                                   ===============================================================================================


                                  See accompanying notes to these consolidated financial statements.


                         AMERICAN HEALTHCHOICE, INC.
                               AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                    Years Ended September 30,
                                                    --------------------------
                                                       2003            2004
                                                    ----------      ----------
 Cash Flows From Operating Activities:
 Net loss                                          $(1,791,386)    $(1,497,553)
 Adjustments to reconcile net loss to net cash
     provided by operating activities:
   Allowance for discount on billings                3,952,372       4,478,107
   Loss on sale and disposal of assets                       -          28,300
   Bad debt expense                                          -       1,525,000
   Impairment loss                                   1,000,000               -
   Employee compensation-stock                         200,175               -
   Depreciation and amortization                        40,969          60,779
   Other                                                     -          34,062
 Change in operating assets and liabilities, net:
   Accounts receivable-trade                        (3,660,564)     (5,185,204)
   Other assets                                          3,529               -
   Accounts payable and accrued expenses               290,870         602,684
                                                    ----------      ----------
       Net cash provided by operating activities        35,965          46,175

 Cash Flows From Investing Activities:
   Property and equipment                              (11,454)         (4,667)
                                                    ----------      ----------
        Net cash used in investing activities          (11,454)         (4,667)

 Cash Flows From Financing Activities:
   Proceeds from notes payable                          98,995         123,500
   Payments on notes payable and capital leases       (113,731)       (176,508)
                                                    ----------      ----------
        Net cash used in financing activities          (14,736)        (53,008)

                                                    ----------      ----------
 Net Increase (Decrease) In Cash                         9,775         (11,500)
 Cash At Beginning Of Year                              11,296          21,071
                                                    ----------      ----------
 Cash At End Of Year                               $    21,071     $     9,571
                                                    ==========      ==========

 Supplemental Disclosure Of Cash Flow Information:
   Income taxes paid                               $       500     $     1,500
   Interest paid                                   $     4,800     $     5,000

 Supplemental Disclosure Of Non-Cash Transactions:
   Purchase of equipment through issuance of
     notes payable and capital leases                   69,256         120,000
   Cancellation of debt and stock in connection
     with sale of clinic                                     -         212,200
   Sale of clinic assets                                     -         308,200
   Issuance of stock in connection with legal
     and consulting agreements                               -          79,000
   Conversion of debenture into stock                        -       1,310,400
   Issuance of note receivable in connection
     with sale of clinic                                     -          96,000


      See accompanying notes to these consolidated financial statements.

                         AMERICAN HEALTHCHOICE, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 1. Organization and Summary of Significant Accounting Policies

 Organization - American HealthChoice, Inc. and Subsidiaries (the Company) consists of a parent company and twelve clinics providing medical, physical therapy, and chiropractic services in San Antonio, McAllen, Laredo, San
 Benito,  Corpus  Christi  and  Houston,  Texas.  Substantially  all  of  the
 Company's revenues are derived from chiropractic, physical therapy and medical services provided to individuals living in the vicinity of the clinics.

 Consolidation Policy - The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material inter-company accounts and transactions have been eliminated in consolidation.

 Net Patient Revenues - Revenue is recognized upon performance of services. Substantially all of the Company's revenues are derived from personal injury claims and claims filed on major medical policies, worker's compensation policies, Medicare or Medicaid. Allowances for discounts on current services provided are recognized in the periods the related revenue is earned. Net patient revenues are reported at the estimated realizeable amount from patients, third party payors and others for services rendered. Allowances are maintained at levels considered appropriate by management based upon historical charge-off experience and other factors deemed pertinent by management. Fiscal 2004 and 2003 net patient revenues; as a percentage of total revenues, for medical and chiropractic services amounted to 8% and 92%, 8% and 92%, respectively. During fiscal year ended September 30, 2004, the Company wrote-off $1,525,000 in receivables related to prior years and not current year operations. Therefore, these amounts have been shown as a separate line item under other expenses on the consolidated statements of operations. See Footnote 10 for Concentration of Credit Risk and accounts receivable mix at September 30, 2004 and 2003.

 Cash Equivalents - For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company maintains its accounts at financial institutions located in Texas. The bank accounts are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company has not experienced any losses, outside banking activities, in such accounts and believes it is not exposed to significant credit risk.

 Capital Leases - The assets and related obligations for property and equipment under capital leases are initially recorded at an amount equal to the present value of future minimum lease payments. Assets under capital leases are amortized over the life of the lease or useful life of the assets. Interest expense is accrued on the basis of the outstanding obligations under capital leases.

 Advertising Costs - The Company's policy is to expense all advertising costs in the period in which advertising first takes place. Advertising expense was approximately $1,151,000 and $949,000 for the years ended September 30, 2004 and 2003 respectively.

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

 Goodwill - The Company elected to adopt the provisions of Financial Accounting Standard ("FAS") 142, "Goodwill and Other Intangible Assets" as of October 1, 2001. This policy requires an impairment test, which is performed by the Company on an annual basis. See Footnote 4 to the financial consolidated financial statements.

 Recent Accounting Pronouncements - During the fiscal year ended September 30, 2004, the Financial Accounting Standards Board ("FASB") released FASB Statements No. 147 - 153. The Company believes that the impact of these new standards will not have a material effect on the Company's consolidated financial position, results of operations or disclosures.

 Use of Estimates - In preparing the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

 Earnings per Share - Basic earnings per share are computed using the weighted-average number of common shares outstanding. Diluted earnings per share are computed using the weighted-average common shares outstanding after giving effect to potential common stock from stock options based on the treasury stock method. If the result of assumed conversions is dilutive, the average shares of common stock outstanding are increased. The effect of potentially dilutive securities at September 30, 2004 and 2003 was ant-dilutive.


 2. Clinic Acquisitions

 In August 2000 the Company executed an Agreement to acquire chiropractic clinics in Laredo, Corpus Christi and San Benito. The adjusted acquisition cost was $5,247,500 of which $837,500 was paid in cash and $4,410,000 was paid through the issuance of 29,400,000 shares of the Company's common stock. The Agreement stated that 17,500,000 shares from the 29,400,000 shares issued would be placed in escrow for possible redemption by the Company based on the Earnings before Interest, Taxes, Depreciation and Amortization ("EBITDA") for the acquired clinics during the two year period commencing October 1, 2000. If the combined EBITDA of the acquired clinics did not reach $1,500,000 for each of the two years, the Company would have the right to redeem a proportionate number of the 17,500,000 shares based on the percentage difference between the actual EBITDA for the periods and $1,500,000. The EBITDA was $585,000 and $165,000 for the two year periods ended September 30, 2001 and September 30, 2002, respectively. Therefore, the number of shares to be returned from the original 17,500,000 is 5,378,000 and 7,786,000 for a total of 13,164,000 shares. These shares were cancelled as of May 10, 2004.

 In addition, the Agreement provided for an adjustment to the number of shares issued if the average bid price for the common stock was below $.15 per share for the 90 trading days before September 1, 2001 and September 1, 2002 respectively. A proportionate number of additional shares would be issued for the difference between the actual average share bid price and $.15 based on 17,500,000 original shares and the number of escrow shares, after adjustment for actual EBITDA, for the two year period ended September 30, 2002. The average bid price was $0.0273 for the 2001 period and $0.01 for the 2002 period. To comply with the terms of the Agreement, the Company would be required to issue an additional 82,110,000 shares of common stock.
  On August 6, 2004, the Board of Directors approved an amendment to the Agreement whereby the Company would issue $2,000,000 in Series B Preferred Stock in lieu of the 82,110,000 common shares for the price adjustment. On September 30, 2004, the Company issued 20,000 shares of Series B Preferred Stock. See Footnote 5 - Notes Payable and Capital Leases, Footnote 6 - Related Party Transactions and Footnote - 9 Stockholders' Equity.


 3. Property and Equipment

 Property and equipment consists of the following:

                                                 Useful Life    9/30/2004
                                                 -----------    ----------
    Land                                                   -   $   120,000
    Building and leasehold improvements           2-39 years        53,273
    Furniture and equipment, including
      equipment under capital leases              5-15 years       494,722
    Automobiles                                      5 years        93,355
    Less accumulated depreciation
      and amortization                                            (365,521)
                                                                ----------
                                                               $   395,829
                                                                ==========
 The following is a summary of equipment under capital leases:

      Equipment                                                $   205,521
      Less accumulated amortization                                (31,160)
                                                                ----------
                                                               $   174,361
                                                                ==========

 Substantially all assets leased are pledged as collateral under the existing capital lease agreements.


 4. Goodwill

 Following is an analysis of goodwill recorded in connection with the acquisition of three clinics at September 1, 2000. See Footnote 2 - Clinic Acquisitions.

              Date                        Transaction                Amount
 -----------------------------   ---------------------------       ----------
 Balance at September 30, 2002                                    $ 2,348,000

                                 Impairment for 2003               (1,000,000)
                                                                   ----------
 Balance at September 30, 2003                                      1,348,000

                                 Impairment for 2004                        -
                                                                   ----------
 Balance at September 30, 2004                                    $ 1,348,000
                                                                   ==========

 The Company elected to adopt the provisions of Financial Accounting Standard ("FAS") 142, "Goodwill and Other Intangible Assets" as of October 1, 2001. This pronouncement addresses the issue of proper accounting and reporting for intangible assets, such as purchased goodwill. FAS 142 modified the purchase method of accounting by eliminating the amortization of goodwill and substituting an impairment test. In this regard, the Company engaged an independent valuation firm to conduct the impairment tests as of September 30, 2003 and 2004. For testing purposes the "reporting unit", as prescribed by FAS 142, was the three clinics acquired in September 2000 for a total purchase price of $5,247,500

 The first step of the goodwill impairment testing process involves a "carrying amount comparison" that compares the fair value of the reporting unit to its carrying value. If fair value exceeds carrying value, then no further testing is required. With respect to the valuation of the reporting unit, the firm relied on the results of the income approach. In connection with this approach, the firm utilized the discounted cash flow method for both years.

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

 For the twelve month period ended September 30, 2004 operating income for the reporting units was $377,000, prior to inclusion of a corporate expense allocation. Using the income approach and calculation assumptions consistent with the prior year, including a corporate expense allocation in the current year in the amount of $157,000, the fair value of the net assets of the reporting unit was estimated to be approximately $3,600,000 as of September 30, 2004, in the opinion of the independent valuation firm. This fair value approximated the $3,555,000 carrying value of the reporting unit. Therefore, the Company has not recorded an impairment loss.


 5. Notes Payable and Capital Lease Obligations

                                                      9/30/2003     9/30/2004
                                                      ---------     ---------
    Acquisition note payable including
      accrued interest                               $1,043,500    $1,110,500
    Notes payable secured by automobiles                 78,588        68,687
    Capital lease obligations secured by clinic
      equipment                                           5,000       114,695
    Other notes payable                                  51,388        18,586
                                                      ---------     ---------
                                                     $1,178,476    $1,312,468
                                                      =========     =========

 The acquisition note payable is to an investment group (See Footnote 6), in which certain officers and directors, and a beneficial owner of more than 5% of the common stock have a financial interest. The principal balance is $837,500 and bears interest at 8% per annum with an original due date of September 1, 2003, which had been extended to December 31, 2004. The Company has obtained an additional extension until December 31, 2005. Interest will accrue at $6,000 per month and interest payments will be $12,000 per month beginning January 31, 2005.

 Principal payments of approximately $49,000 are scheduled from 2006 to 2008 for the notes payable secured by automobiles and approximately $88,000 of minimum lease payments including interest expense of $16,000 for the capital lease obligations secured by clinic equipment from 2006 to 2009.


 6. Related Party Transactions

 Belair Capital Group, Ltd. ("Belair"), a Nevada limited liability company, is the holder of an $837,500 note payable issued in connection with the acquisition of three clinics in September 2000. In addition, the Company issued 8,375,000 shares of common stock to Belair as further consideration. The note payable of $837,500 and the 8,375,000 shares of common stock are the sole assets of Belair. The following shareholders are also members of
 Belair: the president and CEO (51% member interest), a principal shareholder and board member (19% member interest), and the seller of the clinics, a beneficial owner of more than 5% of the outstanding stock at September 30, 2004 (30% member interest).

 On September 30, 2004, The Company sold its Uptown clinic located in New Orleans to the clinic's director, who is a member of the Company's Board of Directors. The sales price was $310,000, of which $96,000 was a note payable from the director with 24 equal monthly installments in the amount of $4,000, $122,000 paid through the extinguishment of certain notes payable and other obligations of the Company to the director and $92,000 paid through the return and cancellation of 3,600,000 shares of the Company's common stock owned by the director with a share price of $0.025. The sales price approximated the net asset value at September 20, 2004.

 On September 30, 2004 the Company issued $2,000,000 of Series B Preferred Stock in connection with the clinic acquisition in September 2000. See Footnote 2 "Clinic Acquisitions" and Footnote 9 "Stockholders' Equity." The following shareholders are beneficial owners of Series B Preferred Stock: the president and CEO ($875,000), a principal shareholder and board member ($250,000), and the seller of the clinics, a beneficial owner of more than 5% of the outstanding stock at September 30, 2004 ($875,000).

 Since January 2003, the corporate office of the Company has been located in a building leased from the President and CEO. The monthly rent is $2,200 per month. The agreement is informal with no specified term and Management does not foresee the monthly payments exceeding $2,200 in fiscal 2005.


 7. Lease Commitments

 Rent expense for the years ended September 30, 2003 and 2004 amounted to approximately $343,000 and $323,000, respectively. Future minimum lease payments under operating leases with terms in excess of one year are as follows:

                       Years ending September 30,
                       --------------------------
                       2005                           $ 124,000
                       2006                              70,000
                       2007                              49,000
                       2008                              26,000
                                                       --------
                       Total minimum lease payments   $ 269,000
                                                       ========

 8. Convertible Debentures

 As part of the Plan of Reorganization confirmed by the United States Bankruptcy Court on August 8, 2000 and effective September 9, 2000, the holders of the August 1998 Regulation D Debentures agreed to replace debentures in the principal amount of $3,385,000 and accrued interest of $312,000 as of October 19, 1999 with new three year debentures dated August 24, 2000. The issuance of these new debentures replaced and superseded any prior debt obligation of the Company to the holders of the Regulation D debentures. The new debentures were convertible into 20,475,000 shares of common stock at the holder's option at any time during the term of the debentures.

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

 On July 26, 2004 the Company received notification of termination from the Office of the Secretary of State of Texas for the UCC Financing Statement originally filed on September 22, 2000. The release of this lien enhances the Company's ability to borrow money using its accounts receivable as collateral.


 9. Stockholders' Equity

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

 On April 18, 2004, the Company filed a Form S-8 with the Securities and Exchange Commission to issue 4,500,000 shares of unrestricted common stock pursuant to a consulting agreement with an attorney. Under the agreement, the attorney is obligated to provide approximately 140 hours of legal services for the Company. The fair market value of the stock issued was $54,000. At September 30, 2004, the attorney is obligated to provide approximately 100 hours of legal services.

 On April 28, 2004, the Company issued 2,500,000 shares of restricted common to an investor relation firm to provide consulting services for the six month period ending October 31, 2004. The fair market value of the stock issued was $25,000.

 On September 30, 2004 the Company issued $2,000,000 of Series B Preferred Stock in connection with the clinic acquisition in September 2000.
 See Footnote 2 "Clinic Acquisitions" and Footnote 6 "Related Party Transactions." The Series B Preferred Stock has the following terms: (i) face value of $100, (ii) 4%annual dividend, (iii) convertible into common stock at $0.05 per share or higher, (iv) automatic call conversion if stock price exceeds $0.20 per share, (v) redeemable for cash up to $250,000 per year for two years if net income exceeds $500,000 and (vi) automatic put conversion on September 30, 2007 at $0.025 per share.


 10.  Concentration of Credit Risk

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

 The Company's trade receivables at September 30, 2003 and 2004 consist of the following, stated as a percentage of total accounts receivable:

                                                        2003      2004
                                                        ----      ----
        Personal injury claims                            70%       73%
        Medical claims filed with insurance companies     11         9
        Workman's compensation claims                      9         8
        Other claims                                      10        10
                                                        ----      ----
                                                         100%      100%
                                                        ====      ====

 11. Income Taxes

 The Company reported a net loss before impairment and federal income taxes of $792,000 for the fiscal year ended September 30, 2003 and $1,497,000 for the fiscal year ended September 30, 2004. After taking into consideration differences for expense deductions for financial reporting purposes and for federal income tax purposes, the taxable loss was $571,000 in 2003 and $1,577,000 in 2004.

 At September 30, 2004, the Company has net operating loss carry forwards of approximately $18,000,000 to offset future taxable income. The net operating loss carry forwards expire in varying amounts from 2009 through 2024


 12. Stock Options

 In August 1995, the Company adopted its 1995 Employee Stock Option Plan (the "Employee Plan") under which options to purchase shares of common stock may be issued to employees and consultants of the Company. The Company reserved 1,000,000 shares of Common Stock for issuance under the Employee Plan. Also in August 1995, the Company adopted the 1995 Non-Employee Director Stock Option Plan (the "Director Plan") which provides for the grant of options to directors of up to 250,000 shares that do not qualify as "incentive stock options" under the Internal Revenue Code of 1986. The following schedule summarizes the changes in the Employee Plan and the Director Plan for the two years ended September 30, 2004:

                                                          Option Price
                                        Number of    Per Share  Total Option
                                         Shares                    Price
                                       ---------     ---------  ------------
   Outstanding at September 30, 2002   1,017,500       $0.05     $ 50,900
   (1,017,500 exercisable)

   For the year ended
     September 30, 2003:
            Granted                            -           -            -
            Cancelled                          -           -            -
            Expired                            -           -            -
            Exercised                          -           -            -
   Outstanding at September 30, 2003   1,017,500       $0.05     $ 50,900
   (1,017,500 exercisable)

   For the year ended
     September 30, 2004:
            Granted                      100,000       $0.01        1,000
            Cancelled                     40,000       $0.05        2,000
            Expired                            -           -            -
            Exercised                          -           -            -
   Outstanding at September 30, 2004   1,077,500    $0.05-0.01   $ 49,900
   (1,077,500 exercisable)

 All options granted in the year ended September 30, 2004 were under the Director Plan. The expense attributable to the grants was immaterial.


 13. Stock Purchase Plans

 In August 1995, the Company adopted its 1995 Employee Stock Purchase Plan (the "Stock Purchase Plan"), effective October 1, 1995, which allows employees to acquire common stock of the Company at 85% of its fair market value from payroll deductions received from the employees. The Company has reserved a total of 250,000 shares of its common stock to be sold to eligible employees under the Stock Purchase Plan. As of September 30, 2004, no employees were participating in the Stock Purchase Plan. In July 1997, the Company adopted its 1997 Executive Stock Bonus Plan ("Executive Stock Bonus Plan") under which options to purchase shares of common stock may be issued to employees of the Company. The Company reserved 260,870 shares of Common Stock for issuance under the Executive Bonus Plan. As of September 30, 2004, 190,475 shares have been issued under the Executive Stock Bonus Plan.

 14. Liquidity and Continuing Operations

 During the year ended September 30, 2004, cash generated from operations was not sufficient to meet current obligations by $410,000. As a result, the
 Company was unable to pay $110,000 in compensation to its president and approximately $300,000 in payroll taxes in the 2004 period. Due to the current year shortfall and insufficient cash from operations in 2003 and 2002, the president was due $500,000 in compensation and the Internal
 Revenue Service $565,000 in delinquent payroll taxes and penalties at September 30, 2004. The Company intends to borrow approximately $265,000 from related parties before January 31, 2005 and is considering a factoring agreement on its current accounts receivable to pay delinquent payroll taxes through June 30, 2004. The Company intends to pay the remaining balance of payroll taxes and penalties through monthly installment payments pending negotiations with the IRS. The Company and its officers have received notices from the IRS regarding request for payment of the delinquent payroll taxes and related penalties. For the calendar quarter beginning in 2005, the Company intends to stay current on its current payroll tax obligations.

 The Company must achieve minimum net revenue of approximately $400,000 per month to meet current obligations. For the six month period ended September 30, 2004, net revenue, excluding the Louisiana clinic sold in September 30, 2004 was $2,700,000, which exceeded the minimum. Collections during the same period were $2,200,000. Since the period from revenue recognition to collection is approximately 180 days for at least 50% of patient billings, the Company believes it will have sufficient cash from operations to meet current obligations, including payroll taxes.

 At September 30, 2004, the Company was delinquent on payments for unsecured creditor claims according to the Plan of Reorganization confirmed by the Bankruptcy Court in September 2000 in the amount of $344,000. Less than five creditors have pursued collection of claims and the Company was able to meet these payments of approximately $40,000 and avoid legal action on the part of these creditors. Per the Plan of Reorganization the claims were to be paid in three annual installments due September 2001, 2002 and 2003.
 Since the Bankruptcy Court has closed the case and no longer has jurisdiction, a creditor would have to file a civil suit in a Texas state court. Due to the four year statute of limitation on filings civil suits in Texas, a creditor must initiate a suit by September 2005 to pursue collection of the September 2001 installment and one year later for the second and third installments. At the present time, Management does not foresee any creditors initiating legal action. However, there are no assurances that an individual creditor or group of creditors will not pursue legal action which could result in adverse consequences to the Company.


 ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 None to report


                                   PART III


 ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

 The following table sets forth information regarding the executive officers and directors of the Company.

        Name             Age           Position                   Since
        ----             ---           --------                   -----
 Joseph W. Stucki, D.C.   46   President, Chief Executive      March 1995
                               Officer and Chairman of the
                               Board of Directors

 John C. Stuecheli        57   Chief Financial Officer,        January 1999
                               Vice President and Secretary

 Jeffrey Jones, D.C.      43   Director                        March 1995

 Michael R. Smith, M.D.   46   Director                        December 1996

 V. John Mansfield        57   Director                        June 1998

 James Roberts            45   Director                        June 1998


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

      Jeffrey Jones, D.C. Dr. Jones is a Director of the Company. He is the Clinic Director of the United Chiropractic Uptown Clinic, New Orleans, Louisiana, owned by a subsidiary of the Company. He obtained his Louisiana Doctor of Chiropractic license in July 1985, and began his association with the United Chiropractic Uptown clinic shortly thereafter. In the past, Dr. Jones has acted as Regional Manager of other United Clinics in the greater New Orleans area. He is a member of the Chiropractic Association of Louisiana, The Union of Chiropractic Physicians and the American Chiropractic Association. Dr. Jones acquired the Uptown Clinic from the Company on September 30, 2004.

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

      None to report.


 ITEM 10. EXECUTIVE COMPENSATION

                         Executive Compensation

      The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by, or paid to the Company's Chief Executive Officer and Chief Financial Officer for the last three fiscal years. No other executive officer of the Company who was serving at the end of fiscal 2004 earned more than $100,000 of annual base compensation for services in all capacities to the Company and its subsidiaries.

                    Summary Compensation Table
                                                             Long-Term Compensation
                                                             ------------------------
                               Fiscal Year     Annual        Restricted   Securities
  Name and Principal             Ending     Compensation       Stock      Under-lying     All other
    Position                  September 30    Salary ($)     Awards ($)   Options (#)  Compensation ($)
  --------------------------  ------------   -----------     -----------  -----------  ----------------
  Dr. Joseph W. Stucki          2004        262,950 (1)
  Chairman of the Board,        2003        262,950 (2)      150,000 (4)
  President and                 2002        262,950 (3)
  Chief Executive Officer

  John C. Stuecheli             2004        94,000
  Vice President, Chief         2003        90,500
  Financial Officer             2002       110,000
  and Secretary

 ___________________________

   (1) Dr. Stucki deferred $111,000 in compensation.

   (2) Dr. Stucki deferred $211,000 in compensation.

   (3) Dr. Stucki deferred $180,000 in compensation.

   (4) Per the three year employment agreement ended September 30, 2003, Dr. Stucki was issued 15,000,000 shares of restricted common stock at $0.01 per share, which was the average price for the period of the agreement.


                    Stock Option and Stock Purchase Plans

      The following tables set forth the number of options granted to the Company's Chief Executive Officer and Chief Financial Officer during fiscal 2004 and the value of the unexercised options held by them at September 30, 2004.

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

                            None to report.

 ___________________



              Aggregate Option/SAR Exercises in Last Fiscal Year
              --------------------------------------------------
                  And Fiscal 2004 Year-End Option/SAR Values
                  ------------------------------------------

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

  Dr. Joseph W. Stucki      None        None         None               None

  John C. Stuecheli         None        None       42,500/   -          None
  ____________________


                            Employee Benefit Plans

      In August 1995, the Company adopted its 1995 Employee Stock Option Plan (the "Employee Plan") under which options to purchase shares of Common Stock may be issued to employees and consultants of the Company. The Company reserved 1,000,000 shares of Common Stock for issuance under the Employee Plan. Also in August 1995, the Company adopted the 1995 Non-Employee Director Stock Option Plan (the "Director Plan") which provides for the grant of options to directors of up to 250,000 shares that do not qualify as "incentive stock options" under the Internal Revenue Code of 1986. In addition, the Company adopted its 1995 Employee Stock Purchase Plan (the "Stock Purchase Plan"), effective October 1, 1995, which allows employees to acquire Common Stock of the Company at 85% of its fair market value from payroll deductions received from the employees. The Company has reserved a total of 250,000 shares of its Common Stock to be sold to eligible employees under the Stock Purchase Plan. In October 1996, the Board of Directors amended each of the Employee Plan, the Director Plan, and the Stock Purchase Plan to clarify various matters concerning the administration of such plans. In July 1997, the Company adopted its 1997 Executive Stock Bonus Plan ("Executive Stock Bonus Plan") under which options to purchase shares of Common Stock may be issued to employees of the Company. The Company reserved 260,870 shares of Common Stock for issuance under the Executive Bonus Plan. The following table presents the number of shares issued or options granted under each of the Plans as of September 30, 2004:


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


                          Compensation of Directors

      The Company pays its Directors $1,500 for each Board of Director meeting attended in person and $250 for each telephonic Board meeting. The Company pays its Directors $350 for Audit and Compensation Committee meetings. The Company reimburses all Directors for reasonable out-of-pocket expenses incurred in connection with attending meetings. Pursuant to the Director Plan, all non-employee directors receive, at the beginning of each fiscal year, a 5-year option to purchase 50,000 shares of common stock at an exercise price determined by the Board of Directors at the time of grant. Also, pursuant to the Director Plan, all employee directors receive, at the beginning of each fiscal year, a 5-year option to purchase 20,000 shares of common stock at an exercise price determined by the Board of Directors at the time of grant. In November 2003, options to purchase 100,000 were granted to non-employee directors. The exercise price was $0.01 per share.


                            Employment Agreements

      Effective October 1, 2000, the Company entered into a three-year employment agreement with Dr. Joseph W. Stucki to serve as President and Chief Executive Officer of the Company for an annual base salary of $250,000. Dr. Stucki is also entitled to a car allowance of $1,000 per month and reimbursement of up to $1,500 per year for continuing professional education. As consideration for renewing the contract, he received 5,200,000 shares of common stock. On September 30, 2003, he was awarded 15,000,000 shares of common stock, which was equivalent to $150,000 at a share price of $0.01. In the event of termination of the agreement for any reason by the Company or Dr. Stucki, he will be entitled to a severance pay equal to twelve months of his full salary. After a change of control of the Company, as defined in the employment agreement, if Dr. Stucki's employment is terminated, he terminates his employment, his duties are changed or certain other specified events take place, he will be entitled to a severance payment equal to twice his effective annual compensation, together with a continuation of all employee benefits for two years. As of September 30, 2004, Dr. Stucki had not yet entered into a new employment agreement. During the twelve months ended September 30, 2004, his compensation and benefits remained unchanged. A new agreement will be executed before March 31, 2005


 ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth information regarding the ownership of the Company's Common Stock as of December 31, 2004, by (i) each known beneficial owner of more than five percent (5%) of the outstanding Common Stock, (ii) each Director, (iii) each executive officer, and (iv) the executive officers and Directors as a group. The table also sets forth information regarding the ownership of the Company's Series B Preferred Stock, which is convertible into Common Stock. All share numbers are provided based on information supplied to management of the Company by the respective individuals and members of the group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

                                          Common Stock     Series B Preferred
                                                               Stock (8)
                                       Number of  Percent  Number of  Percent
                                        Shares   of Class   Shares   of Class
                                       --------- --------  --------- --------
   David P. Voracek, D.C. (1)          5,818,356    5.8%     8,750    43.75%
   2025 Tartan Trail
   Highland Village, Texas 75077

   Joseph W. Stucki, D.C. (2)         40,969,203   40.8%    8,750     43.75%
   2221 Justin Road, Suite 119-154
   Flower Mound, Texas 75028

   Jeffrey Jones, D.C. (3)             6,614,151    6.6%    2,500      12.5%
   807 S. Carrollton Avenue
   New Orleans, Louisiana 70118

   John C. Stuecheli (4)                739,500       *
   2221 Justin Road, Suite 119-154
   Flower Mound, Texas 75028

   Michael R. Smith, M.D. (5)           421,167       *
   118 Canyon Circle
   Boerne, Texas 78006

   James Roberts (6)                    109,500       *
   6712 Biltmore Pl.
   Plano, Texas 75023

   V. John Mansfield (7)                 60,000       *
   10956 Big Canoe
   Big Canoe, Georgia 30143

   Officers and Directors as a        48,913,521   48.7%   20,000     100%
   group (6 persons)
 __________________________

   *Less than one percent.


 (1) The number of shares reported includes 225,000 shares owned of record by Mainstream Enterprises LLC, a limited liability company, in which Dr. Voracek has a 50% member interest, and 2,480,520 shares owned of record by Belair Capital Group, Ltd., a limited liability company, in which Dr. Voracek has a 26% member interest.

 (2) Dr. Stucki is the Chief Executive Officer, President and Chairman of the Board of Directors of the Company. The number of shares reported includes 825,000 shares owned of record by Mainstream Enterprises LLC, a limited liability company, in which Dr. Stucki has a 50% member interest, and 4,308,000 shares owned of record by Belair Capital Group, Ltd., a limited liability company, in which Dr. Stucki has a 45% member interest.

 (3) Dr. Jones is a Director of the Company. The number of shares reported includes 1,586,480 shares owned of record by Belair Capital Group, Ltd., a limited liability company, in which Dr. Jones has a 17% member interest.

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

 (7)  Mr. Mansfield is a Director of the Company.

 (8) On September 30, 2004, the Company issued $2,000,000 of Series B Preferred Stock, which has the following terms: (i) face value of $100,
      (ii) 4%annual dividend, (iii) convertible into common stock at $0.05 per share or higher, (iv) automatic call conversion if share price exceeds $0.20, (v) redeemable for cash up to $250,000 per year for two years if net income exceeds $500,000 and (vi) automatic put conversion on September 30, 2007 at $0.025 per share.


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

      On September 30, 2004, The Company sold its Uptown clinic located in New Orleans to Dr. Jones. The sales price was $310,000, of which $96,000 was a note payable from the director with 24 equal monthly installments in the amount of $4,000, $122,000 paid through the extinguishment of certain notes payable and other obligations of the Company to the director and $92,000 paid through the return and cancellation of 3,600,000 shares of the Company's common stock owned by the director with a share price of $0.025. The sales price approximated the net asset value at September 20, 2004.

 Since January 2003, the corporate office of the Company has been located in a building leased from the Dr. J.W. Stucki. The monthly rent is $2,200 per month. The agreement is informal with no specified term.


 ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits Required by Item 601

      (1)  The following financial statements are filed herewith in Item 7

           (i)   Consolidated Balance sheet as of September 30, 2004
           (ii) Consolidated Statements of Operations for the years ended September 30, 2004 and 2003.
           (iii) Consolidated Statements of Stockholders' Equity for the years ended September 30, 2004 and 2003.
           (iv) Consolidated Statements of Cash Flows for the years ended September 30, 2004 and 2003.
           (v)   Notes to Consolidated Financial Statements.

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

           4.8 Series B Preferred Stock terms and condition as of September 30, 2004*

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

          23.1  Consent of Independent Registered Public Accounting Firm*

          31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Dr. J. W. Stucki, President and Chief Executive Officer*

          31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for John C. Stuecheli, Vice President and Chief Financial Officer*

          32.1 Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Dr. J. W. Stucki, President and Chief Executive Officer*

          32.2 Certification pursuant to to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for John C. Stuecheli, Vice President and Chief Financial Officer*

      * Filed herewith



                               SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               AMERICAN HEALTHCHOICE, INC.

 Date: January 13, 2005        By:  /s/ Dr. J.W. Stucki
                                        Dr. J.W. Stucki, Chief Executive
                                        Officer and President


      In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 Signature                          Title                           Date
 -------------------      ----------------------------------  -----------------

 /s/ Dr. J.W. Stucki      Chief Executive Officer, President
     Dr. J.W. Stucki      and Chairman of the Board
                          (Principal Executive Officer)       January 13, 2005

 /s/ John C. Stuecheli    Chief Financial Officer and
     John C. Stuecheli    Vice President-Finance
                          (Principal Financial and
                          Accounting Officer)                 January 13, 2005

 /s/ V. John Mansfield    Director, Chairman of Audit
     V. John Mansfield    Committee                           January 13, 2005

 /s/ James Roberts        Director
     James Roberts                                            January 13, 2005

 /s/ Dr. Jeff Jones       Director
     Dr. Jeff Jones                                           January 13, 2005

 /s/ Dr. Michael Smith    Director
     Dr. Michael Smith                                        January 13, 2005