Form 10QSB
period 2004-12-31
AMERICAN HEALTHCHOICE INC /NY/
filed 2005-02-17
CIK 854862

U.S. Securities and Exchange Commission

                            Washington, D.C. 20549


                                 FORM 10-QSB

(Mark One)
  [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended December 31, 2004

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

      Yes [ X ]      No [   ]

      As of December 31, 2004, there were outstanding 102,205,259 shares of the issuer's Common Stock, par value $.001 per share.

 Transitional Small Business Disclosure Format (check one)

      Yes [   ]      No [ X ]

                         AMERICAN HEALTHCHOICE, INC.

                             INDEX TO FORM 10-QSB

                   For the Quarter Ended December 31, 2004



       Part I Financial Information

         Item 1.  Financial Statements

            Consolidated Balance Sheet .....................          2

            Consolidated Statements of Operations ..........          3

            Consolidated Statements of Cash Flows ..........          4

            Notes to Consolidated Financial Statements .....          5


         Item 2.  Management's Discussion and Analysis or
                  Plan of Operation ........................          6


       Part II Other Information

         Item 1.  Legal Proceedings ........................          7

         Item 2.  Changes in Securities and Use of Proceeds           7

         Item 3.  Defaults upon Senior Securities ..........          7

         Item 4.  Submission of Matters to a Vote of
                  Security Holders .........................          7

         Item 5.  Other Information ........................          7

         Item 6.  Exhibits and Reports on Form 8-K .........          8


       Signatures ..........................................          8

                        PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements

                         AMERICAN HEALTHCHOICE, INC.
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET
                                 (Unaudited)
                              DECEMBER 31, 2004

                                   ASSETS
 Current Assets:
 Cash                                                         $     23,446
 Accounts receivable, less allowance for doubtful
   accounts of $ 5,221,230                                       4,947,186
 Notes receivable                                                  139,244
 Other current assets                                               61,676
                                                               -----------
      Total current assets                                       5,171,552

 Property and equipment, net                                       415,599
 Goodwill, net                                                   1,348,570
                                                               -----------
      Total assets                                            $  6,935,721
                                                               ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities:
 Notes payable and capital lease obligations                  $    199,002
 Acquisition note payable including accrued interest             1,127,500
 Bankruptcy claims of unsecured creditors                          343,801
 Bankruptcy claims of related parties                              469,406
 Accrued payroll taxes and penalties                               599,796
 Compensation due executive officer                                534,481
 Accrued expenses                                                  332,104
 Accounts payable                                                  331,154
                                                               -----------
      Total current liabilities                                  3,937,244

 Commitments and Contingent Liabilities

 Stockholders' Equity:
 Preferred stock, $.001 par value; 5,000,000 shares
   authorized; 20,000 shares issued and outstanding              2,000,000
 Common stock, $.001 par value; 200,000,000 shares
   authorized; 102,205,259 shares issued and outstanding           102,205
 Options to acquire common stock                                     2,000
 Additional paid-in capital                                     20,020,879
 Accumulated deficit                                           (19,126,607)
                                                               -----------
      Total stockholders' equity                                 2,998,477
                                                               -----------
      Total liabilities and stockholders' equity              $  6,935,721
                                                               ===========

      See accompanying notes to these consolidated financial statements.

                         AMERICAN HEALTHCHOICE, INC.
                               AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                                 Three Months Ended December 31,
                                                 -------------------------------
                                                      2003             2004
                                                   ----------       ----------
 Revenues:
   Patient billings                               $ 2,163,103      $ 2,472,832
   Allowance for discount on billings                 993,628        1,047,168
                                                   ----------       ----------
     Net revenues                                   1,169,475        1,425,664

 Operating Expenses:
   Compensation and benefits                          652,156          662,146
   Marketing and advertising                          214,758          273,312
   General and administrative                         178,959          263,931
   Rent                                                80,577           77,055
                                                   ----------       ----------
     Total operating expenses                       1,126,450        1,276,444

                                                   ----------       ----------
 Operating income                                      43,025          149,220

 Other Expenses:
   Interest expense                                    18,624           20,777
   Other expense                                            -            9,500
                                                   ----------       ----------
      Total other expense                              18,624           30,277

                                                   ----------       ----------
 Net Income                                       $    24,401      $   118,943
                                                   ==========       ==========

 Basic and Diluted Net Income Per Share           $         -      $         -

 Weighted Average Common Shares Outstanding       103,100,000      101,900,000


      See accompanying notes to these consolidated financial statements.

                              AMERICAN HEALTHCHOICE, INC.
                                   AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)


                                                 Three Months Ended December 31,
                                                 -------------------------------
                                                      2003             2004
                                                   ----------       ----------
 Cash Flows From Operating Activities:
 Net income                                       $    24,401      $   118,943
 Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization                        7,035           16,644
   Other                                                    -           26,750

 Change in operating assets and liabilities, net:
   Accounts receivable-trade                         (198,962)        (265,649)
   Other current assets                                (2,972)           3,678
   Accounts payable and accrued expenses              175,306          144,889
                                                   ----------       ----------
     Net cash provided by operating activities          4,808           45,255

 Cash Flows From Investing Activities:
   Payments on note receivable                              -            8,000
   Property and equipment                                   -           (9,414)
                                                   ----------       ----------
     Net cash used in investing activities                  -           (1,414)

 Cash Flows From Financing Activities:
   Proceeds from notes payable                          1,460                -
   Payments on notes payable and capital leases             -          (29,966)
                                                   ----------       ----------
     Net cash provided by (used in)
       financing activities                             1,460          (29,966)

                                                   ----------       ----------
 Net Increase In Cash                                   6,268           13,875
 Cash At Beginning Of Year                             21,071            9,571
                                                   ----------       ----------
 Cash At End Of Period                            $    27,339      $    23,446
                                                   ==========       ==========

 Supplemental Disclosure Of Cash Flow Information:
   Income taxes paid                              $         -      $         -
   Interest paid                                        2,000            4,000

 Supplemental Disclosure of Non-Cash Transactions:
   Issuance of stock in connection with
     executive employment contract                          -           25,000
   Purchase of equipment through
     issuance of capital leases                             -           27,000
   Issuance of stock in connection
     with exercise of stock options                         -           14,000

      See accompanying notes to these consolidated financial statements.

                         AMERICAN HEALTHCHOICE, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1.   Organization

 American HealthChoice, Inc. and subsidiaries (the Company) consists of a parent company and twelve owned clinics providing medical, physical therapy, and chiropractic services in San Antonio, McAllen, Laredo, San Benito, Corpus Christi and Houston, Texas. In addition, the Company has 15 clinics in its Affiliated Clinic Program. Substantially all of the Company's revenues are derived from chiropractic, physical therapy and medical services provided to individuals living in the vicinity of the clinics.


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

 The results of operations for the three months ended December 31, 2004 are not necessarily indicative of the results to be expected for the full year. It is suggested that the December 31, 2004 financial information be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB dated September 30, 2004.


 3.    Summary of Significant Accounting Policies

 Consolidation policy - The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material inter-company accounts and transactions have been eliminated in consolidation.

 Net patient revenues - Revenue is recognized upon performance of services. Substantially all of the Company's revenues are derived from personal injury claims and claims filed on major medical policies and worker's compensation policies. Allowances for discounts on current services provided are recognized in the periods the related revenue is earned. Net patient revenues are reported at the estimated realizable amounts from patients, third-party payors and others for services rendered. Net patient revenues are reported at the estimated realizeable amount from patients, third party payors and others for services rendered. Allowances are maintained at levels considered appropriate by management based upon historical charge-off experience and other factors deemed pertinent by management.

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


 4.Stockholders' Equity

 During the three month period ended December 30, 2004, the Company issued 360,000 shares of common stock in connection with the exercise of stock options and issued 1,250,000 shares in connection with an executive employment contract.


 Item 2.   Management's Discussion and Analysis or Plan of Operation

 Results of Operations

 The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and is qualified in its entirety by the foregoing and by other more detailed financial information appearing elsewhere.

 Three Months Ended December 31, 2004 Compared to Three Months Ended December 31, 2003

      Patient Billings. For the three months ended December 31, 2004, patient billings increased from $2,163,000 in 2003 to $2,473,000 in 2004. Patient billings at Texas owned clinics and affiliated clinics increased $83,000 and $173,000, respectively. The 2004 period included patient billings for the DRX 9000 System in the amount of $209,000 with no comparable amount in the 2003 period. The 2003 period included $160,000 in billings for the New Orleans clinic with no comparable amount in the 2004 period due to the sale of the clinic in September 2004.

      Allowance  for  Discount  on  Billings.  For  the  three  months  ended
 December 31, 2004, allowance for discount on billings increased from $994,000 in 2003 to $1,047,000 in 2004. $133,000 is attributable to the increase in patient billings in the amount of $310,000 offset by an $80,000 downward adjustment in the allowance as a percentage of patient billings from 46% in the 2003 period to 42% in the 2004 period. The adjustment reflects an increase in the collection percentage on cases that were settled by patient's attorneys in 2004 compared to 2003 and a higher overall collection percentage for affiliated and medical clinic billings.

      Compensation and Benefits. For the three months ended December 31, 2004, compensation and benefits increased from $652,000 in 2003 to $662,000 in 2004. Compensation and benefits at Texas clinics and corporate office increased $59,000 and $26,000, respectively, offset by $75,000 in compensation and benefits for the New Orleans clinic in the 2003 period with no comparable amount in the 2004 period. The number of employees at the Texas clinics and corporate office was unchanged in 2004 compared to 2003.

      Marketing and Advertising. For the three months ended December 31, 2004, marketing and advertising increased from $215,000 in 2003 to $273,000 in the 2004 period. The patient billings for the 2004 period had a higher percentage of personal injury cases, which carry higher marketing expenses. As discussed above under allowance for discount on billings, the collection percentage on personal injury cases is greater than major medical cases, which partially mitigates the higher marketing expense. Marketing and advertising attributable to the DRX 9000 System was not material in the 2004 period and the New Orleans clinic had no marketing expense in the 2003 period.

      General and Administrative. For the three months ended December 31, 2004, general and administrative increased from $179,000 in 2003 to $264,000 in 2004. Due to the related increase in revenue, management fees attributable to patient billings from affiliated clinics were $66,000 in the 2004 period compared to $20,000 in the 2003 period. Legal and professional expense increased from $22,000 in the 2003 period to $39,000 in the 2004 period due primarily to investor relation expenses. In addition, depreciation expense increased from $7,000 in the 2003 period to $17,000 in the 2004 period due primarily to acquisition of clinic equipment.

      Rent. For the three months ended December 31, 2004, rent was $77,000 compared to $81,000 in the 2003 period. The decrease is attributable to rent for the New Orleans clinic.


 Liquidity and Capital Resources

 For the three months ended December 31, 2004, net cash provided by operating activities was $45,000 compared to $5,000 for the three months ended December 31, 2003. There were no significant differences in the 2004 period compared to the 2003 period.

 During the three months ended December 31, 2004, cash generated from operations was not sufficient to meet current obligations by approximately $100,000. During this period, the Company was able to reduce the delinquent taxes due the IRS by $15,000 to a balance of $600,000 at December 31, 2004. In January 2005, an additional payment of $70,000 was made to the IRS. The Company is actively pursuing new financing in the form of equity or convertible debt. The proceeds will be used to pay remaining payroll taxes and reduce the $837,500 principal balance on the acquisition note due December 31, 2005. Collections of patient billings for the three months should be adequate to meet current obligations.

      In addition, the Company is pursuing funding to acquire an initial six DRX 9000 systems to be placed under partnership agreements in established clinics owned and/or operated by individual doctors. The Company would provide marketing and financing, and the doctor would treat the patients. The doctor would be charged a fee for each patient and this fee would cover the cost of marketing and financing plus a profit margin. If the Company is successful and finalizes an agreement, Management anticipates placing approximately six systems per quarter. The location of the systems could be anywhere in the United States.


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


                         Part II.  OTHER INFORMATION

 Item 1.  Legal Proceedings

 There have been no material events related to legal proceedings.


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

 None


 Item 6.  Exhibits and Reports on Form 8-K

 31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Dr. J. W. Stucki, President and Chief Executive Officer

 31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for John C. Stuecheli, Vice President and Chief Financial Officer

 32.1 Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Dr. J.W. Stucki, President and Chief Executive Officer

 32.2 Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for John C. Stuecheli, Vice President and Chief Financial Officer

 No Form 8-K Reports were filed during the quarter ended December 31, 2004.

                               SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               AMERICAN HEALTHCHOICE, INC.

 Date: February 17, 2005       By:  /s/ Dr. J.W. Stucki
                               Dr. J.W. Stucki, Chief Executive
                               Officer and President

 Date: February 17, 2005       By:  /s/John C. Stuecheli
                               John C. Stuecheli, Chief Financial Officer and
                               Vice President - Finance
                               (Principal Financial and Accounting Officer)