Form 10QSB
period 2005-03-31
AMERICAN HEALTHCHOICE INC /NY/
filed 2005-05-16
CIK 854862

U.S. Securities and Exchange Commission

                            Washington, D.C. 20549


                                 FORM 10-QSB

 (Mark One)
    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2005

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

      Yes [X]        No [ ]

      As of March 31, 2005, there were outstanding 112,409,259 shares of the issuer's Common Stock, par value $.001 per share.

 Transitional Small Business Disclosure Format (check one)

      Yes [ ]        No [X]

                         AMERICAN HEALTHCHOICE, INC.

                             INDEX TO FORM 10-QSB

                     For the Quarter Ended March 31, 2005



       Part I Financial Information

         Item 1.  Financial Statements

            Consolidated Balance Sheet .....................          2

            Consolidated Statements of Operations ..........          3

            Consolidated Statements of Cash Flows ..........          4

            Notes to Consolidated Financial Statements .....          5


         Item 2.  Management's Discussion and Analysis or
                  Plan of Operation ........................          7


       Part II Other Information

         Item 1.  Legal Proceedings ........................         10

         Item 2.  Changes in Securities and Use of Proceeds          10

         Item 3.  Defaults upon Senior Securities ..........         10

         Item 4.  Submission of Matters to a Vote of
                  Security Holders .........................         10

         Item 5.  Other Information ........................         10

         Item 6.  Exhibits .................................         10

               Signatures ..................................         10

                        PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements

                         AMERICAN HEALTHCHOICE, INC.
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET
                                 (Unaudited)
                                MARCH 31, 2005

                                   ASSETS
 Current Assets:
 Cash                                                         $     14,605
 Accounts receivable, less allowance for doubtful
   accounts of $ 5,369,364                                       5,330,633
 Notes receivable                                                  144,050
 Other current assets                                              135,050
                                                               -----------
      Total current assets                                       5,624,338

 Property and equipment, net                                       423,908
 Goodwill, net                                                   1,621,570
                                                               -----------
      Total assets                                            $  7,669,816
                                                               ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities:
 Notes payable and capital lease obligations                  $    276,384
 Acquisition note payable including accrued interest             1,132,000
 Bankruptcy claims of unsecured creditors                          343,801
 Bankruptcy claims of related parties                              469,406
 Accrued payroll taxes and penalties                               582,988
 Compensation due executive officer                                556,731
 Accrued expenses                                                  308,189
 Accounts payable                                                  401,315
                                                               -----------
      Total current liabilities                                  4,070,814

 Commitments and Contingent Liabilities                                  -

 Stockholders' Equity:
 Preferred stock, $.001 par value; 5,000,000 shares
   authorized; 13,875 shares issued and outstanding              1,387,500
 Common stock, $.001 par value; 200,000,000 shares
   authorized;112,409,259 shares issued and outstanding            112,409
 Additional paid-in capital                                     21,024,275
 Accumulated deficit                                           (18,925,182)
                                                               -----------
      Total stockholders' equity                                 3,599,002
                                                               -----------
      Total liabilities and stockholders' equity              $  7,669,816
                                                               ===========


      See accompanying notes to these consolidated financial statements.


                          AMERICAN HEALTHCHOICE, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)




                                    Three Months Ended March 31,       Six Months Ended March 31,
                                    ----------------------------       ---------------------------
                                       2004             2005              2004             2005
                                    ----------       ----------        ----------       ----------
 Revenues:
   Patient billings                $ 2,311,755      $ 2,897,092       $ 4,474,858      $ 5,369,924
   Allowance for discount
     on billings                     1,092,735        1,284,888         2,086,363        2,332,056
                                    ----------       ----------        ----------       ----------
   Net patient billings              1,219,020        1,612,204         2,388,495        3,037,868
   Commissions on equipment sales            -           40,180                 -           40,180
                                    ----------       ----------        ----------       ----------
     Net revenues                    1,219,020        1,652,384         2,388,495        3,078,048

 Operating Expenses:
   Compensation and benefits           637,477          736,127         1,289,633        1,398,273
   Marketing and advertising           290,506          293,835           505,264          567,147
   General and administrative          208,269          269,482           387,228          533,413
   Rent                                 81,277           77,053           161,854          154,108
                                    ----------       ----------        ----------       ----------
     Total operating expenses        1,217,529        1,376,497         2,343,979        2,652,941
                                    ----------       ----------        ----------       ----------
 Operating income                        1,491          275,887            44,516          425,107

 Other Expenses:
   Interest expense                     18,414           20,362            37,038           41,139
   Other expense                             -           18,500                 -           28,000
                                    ----------       ----------        ----------       ----------
     Total other expense                18,414           38,862            37,038           69,139
                                    ----------       ----------        ----------       ----------
 Net Income (Loss)                     (16,923)         237,025             7,478          355,968

 Preferred stock dividend                    -          (35,600)                -          (35,600)
                                    ----------       ----------        ----------       ----------
 Net Income (Loss) Applicable
   to Common Stockholders          $   (16,923)     $   201,425       $     7,478      $   320,368
                                    ==========       ==========        ==========       ==========
 Basic and Diluted Net Income
   (Loss) Per Share                $         -      $         -       $         -      $         -

 Preferred stock dividend                    -                -                 -                -
                                    ----------       ----------        ----------       ----------
 Basic and Diluted Net Income
   (Loss) Per Share               $          -      $         -       $         -      $         -
                                    ==========       ==========        ==========       ==========
 Weighted Average Common Shares
   Outstanding                     103,846,000      108,492,000       103,473,000      105,205,000


      See accompanying notes to these consolidated financial statements.


                         AMERICAN HEALTHCHOICE, INC.
                               AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                    Six Months Ended March 31,
                                                    --------------------------
                                                        2004         2005
                                                      ---------    ---------
 Cash Flows From Operating Activities:
 Net income                                          $    7,478   $  355,968
 Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Employee and director compensation-stock                   -       40,500
   Other                                                      -       11,000
   Depreciation and amortization                         14,070       17,412
 Change in operating assets and liabilities, net:
   Accounts receivable-trade                           (297,901)    (649,096)
   Other current assets                                  10,000      (16,152)
   Accounts payable and accrued expenses                274,079      196,477
                                                      ---------    ---------
        Net cash provided by (used in)
          operating activities                            7,726      (43,891)

 Cash Flows From Investing Activities:
   Payments on notes receivable                               -       20,000
   Property and equipment                                  (651)     (18,491)
                                                      ---------    ---------
        Net cash provided by (used in)
          investing activities                             (651)       1,509

 Cash Flows From Financing Activities:
   Proceeds from notes payable                                -      109,000
   Payments on notes payable and capital leases         (20,062)     (61,584)
                                                      ---------    ---------
        Net cash provided by (used in)
          financing activities                          (20,062)      47,416
                                                      ---------    ---------
 Net Increase (Decrease) In Cash                        (12,987)       5,034
 Cash At Beginning Of Year                               21,071        9,571
                                                      ---------    ---------
 Cash At End Of Period                               $    8,084   $   14,605
                                                      =========    =========
 Supplemental Disclosure Of Cash Flow Information:
   Income taxes paid                                 $    1,500   $        -
   Interest paid                                          3,000        8,000

 Supplemental Disclosure of Non-Cash Transactions:
   Issuance of common stock in connection with
     executive employment contract                            -       25,000
   Purchase of equipment through issuance
     of capital leases                                        -       27,000
   Issuance of common stock in connection with
     exercise of stock options                                -       26,000
   Issuance of common stock in connection with
     purchase of assets                                       -      333,000
   Conversion of preferred stock into common stock            -      612,500
   Preferred stock dividend                                   -       35,600


      See accompanying notes to these consolidated financial statements.

                         AMERICAN HEALTHCHOICE, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1.   Organization

 American HealthChoice, Inc. and subsidiaries (the Company) consists of a parent company and four wholly-owned subsidiaries. AHC Chiropractic Clinics, Inc. owns and operates twelve clinics providing medical, physical therapy, and chiropractic services in San Antonio, McAllen, Laredo, San Benito, Corpus Christi and Houston, Texas, and, in addition, has 15 clinics in its Affiliated Clinic Program. AHC Physicians Corporation, Inc. owns and operates two medical clinics in San Antonio providing medical services and, in addition, provides telemedicine services. RehabCo, Inc., a recently formed subsidiary (See Footnote 4 Acquisitions), receives commissions from the sale of medical equipment. AHI Management, Inc. includes the corporate office staff and other related expenses.


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

 The results of operations for the six months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year. It is suggested that the March 31, 2005 financial information be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB dated September 30, 2004.


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

 Commissions on equipment sales - RehabCo, Inc. is an authorized distributor for certain lines of medical equipment, including the DRX 9000 Spinal Decompression System. Revenue is recognized when the equipment is installed at the customer's site.

 Property and equipment, net - Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided over the estimated useful lives of the related assets, primarily using the straight-line method. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the improvements.

 Goodwill - Goodwill is accounted for according to the provisions of Financial Accounting Standard ("FAS") 142, "Goodwill and Other Intangible Assets". This policy requires an impairment test, which is performed by the Company on an annual basis. As of March 31, 2005 and for the three and six months period then ended, Management has determined there is no impairment of goodwill.

 Earnings per share - Basic earnings per share are computed using the weighted-average number of common shares outstanding. Diluted earnings per share are computed using the weighted-average common shares outstanding after giving effect to potential common stock issuance from the exercise of stock options based on the treasury stock method. If the potential issuance is dilutive, the average number of shares of common stock outstanding is increased. For the three and six month periods ended March 31, 2004, the effect of the treasury stock method was anti-dilutive. For the three and six month periods ended March 31, 2005, the effect of the treasury stock method was dilutive but the number of common shares was immaterial.


 4.   Acquisition

 On March 7, 2005, RehabCo, Inc., a wholly-owned subsidiary of the Company, acquired certain assets of Axiom Marketing Group, Inc. Axiom is a distributor of medical equipment, including the DRX 9000 Spinal Decompression System. The acquisition was accounted for under the purchase method of accounting. The initial consideration was the equivalent of $333,333 in shares of the American HealthChoice common stock. The Company is obligated to file a Registration Statement on Form SB-2 before August 4, 2005, which will include the equivalent number of shares to $333,333 based on the closing price of the Company's common stock on the day before the filing of the Form SB-2. The Company has used the share price of $0.14 on March 7, 2005 as an estimate, which equates to 2,400,000 shares of common stock. The purchase price has been preliminarily allocated to the assets acquired according to estimated fair values and is subject to adjustment when additional information concerning asset valuations is finalized. The preliminary allocation has resulted in goodwill of $273,000. Additional consideration of up to 3,333,330 restricted shares of common stock is contingent upon future performance of RehabCo.


 5.   Stockholders' Equity

 During the six month period ended March 31, 2005, the Company issued 710,000 shares of common stock in connection with the exercise of stock options and issued 1,250,000 shares in connection with an executive employment contract.

 On January 3, 2005 the President and CEO of the submitted a notice to convert 4,375 shares of Series B Preferred Stock into common stock. Based on an average bid price of $0.07 for the common stock, the Company issued 5,469,000 shares of common stock in satisfaction of the conversion notice.

 On March 17, 2005 a holder of more than 5% but less than 9.99% of the Company's common stock submitted a notice to convert 1,750 shares of Series B Preferred Stock into common stock. Based on an average bid price of $0.10 for the common stock, the Company issued 1,683,000 shares of common stock in satisfaction of the conversion notice.

 On March 7, 2005 the Company issued 2,400,000 shares of common stock as consideration in connection with an acquisition. See Footnote 4.

 On March 31, 2005 the Company issued 302,000 shares of common stock to the holders 13,875 shares of Series B Preferred Stock in satisfaction of the semi-annual dividend due March 31, 2005.


 6.   Related Party Transactions

 During the three months ended March 31, 2005, Mainstream Enterprises, an LLC owned 50% by a holder of more than 5% but less than 9.99% of the Company's common stock and the President and CEO of the Company, advanced the Company $73,000 in short term loans. The more than 5% holder advanced the Company an additional $36,000. The Company intends to satisfy the loans either by cash payments, issuance of stock or a combination of cash and stock.


 Item 2.   Management's Discussion and Analysis or Plan of Operation

 Results of Operations

 The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and is qualified in its entirety by the foregoing and by other more detailed financial information appearing elsewhere.

 Three Months Ended March 31, 2005  Compared to Three Months Ended  March 31,
 2004

      Patient Billings. For the three months ended March 31, 2005, patient billings increased from $2,312,000 in 2004 to $2,897,000 in 2005. Patient billings at Texas owned clinics and affiliated clinics increased $328,000 and $173,000, respectively. The 2005 period included patient billings for the DRX 9000 System in the amount of $237,000 with no comparable amount in the 2004 period. The 2004 period included $153,000 in billings for the New Orleans clinic with no comparable amount in the 2005 period due to the sale of the clinic in September 2004.

      Allowance for Discount on Billings. For the three months ended March 31, 2005, allowance for discount on billings increased from $1,093,000 in 2004 to $1,285,000 in 2005. $259,000 is attributable to the increase in patient billings in the amount of $585,000 offset by a $67,000 downward adjustment (improvement) in the allowance as a percentage of patient billings from 47% in the 2004 period to 44% in the 2005 period. The adjustment reflects an increase in the collection percentage on cases that were settled by patient's attorneys in 2005 compared to 2004 and a higher overall collection percentage for affiliated and medical clinic billings.

      Commissions on Equipment Sales. RehabCo, a wholly-owned subsidiary of the Company, commenced operations on March 7, 2005. For the three months ended March 31, 2005, RehabCo recognized commission revenue of $40,000 on equipment sales of $153,000.

      Compensation and Benefits. For the three months ended March 31, 2005, compensation and benefits increased from $637,000 in 2004 to $736,000 in 2005. Compensation and benefits at Texas clinics and corporate office increased $95,000 and $81,000, respectively, offset by $79,000 in compensation and benefits for the New Orleans clinic in the 2004 period with no comparable amount in the 2005 period. The number of employees at the Texas clinics and corporate office was unchanged in 2005 compared to 2004. Compensation and benefits for RehabCo were $51,000 in 2005.

      Marketing and Advertising. For the three months ended March 31, 2005, marketing and advertising increased from $291,000 in 2004 to $294,000 in the 2005 period. The patient billings for the 2005 period had a higher percentage of personal injury cases, which carry higher marketing expenses. As discussed above under allowance for discount on billings, the collection percentage on personal injury cases is greater than major medical cases, which partially mitigates the higher marketing expense. Marketing and advertising attributable to the DRX 9000 System and RehabCo were not material in the 2005 period and the New Orleans clinic had no marketing expense in the 2004 period.

      General and Administrative. For the three months ended March 31, 2005, general and administrative increased from $208,000 in 2004 to $269,000 in 2005. Due to the related increase in revenue, management fees attributable to patient billings from affiliated clinics were $89,000 in the 2005 period compared to $41,000 in the 2004 period. Legal and professional expense increased from $23,000 in the 2004 period to $34,000 in the 2005 period due primarily to investor relation expenses.

      Rent. For the three months ended March 31, 2005, rent was $77,000 compared to $81,000 in the 2004 period. The decrease is attributable to rent for the New Orleans clinic.

 Six Months Ended March 31, 2005 Compared to Six Months Ended March 31, 2004

      Patient Billings. For the six months ended March 31, 2005, patient billings increased from $4,475,000 in 2004 to $5,370,000 in 2005. Patient billings at Texas owned clinics and affiliated clinics increased $411,000 and $346,000, respectively. The 2005 period included patient billings for the DRX 9000 System in the amount of $446,000 with no comparable amount in the 2004 period. The 2004 period included $313,000 in billings for the New Orleans clinic with no comparable amount in the 2005 period due to the sale of the clinic in September 2004.

      Allowance for Discount on Billings. For the six months ended March 31, 2005, allowance for discount on billings increased from $2,086,000 in 2004 to $2,332,000 in 2005. $392,000 is attributable to the increase in patient billings in the amount of $895,000 offset by a $147,000 downward adjustment (improvement) in the allowance as a percentage of patient billings from 47% in the 2004 period to 43% in the 2005 period. The adjustment reflects an increase in the collection percentage on cases that were settled by patient's attorneys in 2005 compared to 2004 and a higher overall collection percentage for affiliated and medical clinic billings.

      Commissions on Equipment Sales. RehabCo, a wholly-owned subsidiary of the Company, commenced operations on March 7, 2005. For the six months ended March 31, 2005, RehabCo recognized commission revenue of $40,000 on equipment sales of $153,000.

      Compensation and Benefits. For the six months ended March 31, 2005, compensation and benefits increased from $1,290,000 in 2004 to $1,398,000 in 2005. Compensation and benefits at Texas clinics and corporate office increased $154,000 and $107,000, respectively, offset by $154,000 in compensation and benefits for the New Orleans clinic in the 2004 period with no comparable amount in the 2005 period. The number of employees at the Texas clinics and corporate office was unchanged in 2005 compared to 2004. Compensation and benefits for RehabCo were $51,000 in 2005.

      Marketing and Advertising. For the six months ended March 31, 2005, marketing and advertising increased from $505,000 in 2004 to $567,000 in the 2005 period. The patient billings for the 2005 period had a higher percentage of personal injury cases, which carry higher marketing expenses. As discussed above under allowance for discount on billings, the collection percentage on personal injury cases is greater than major medical cases, which partially mitigates the higher marketing expense. Marketing and advertising attributable to the DRX 9000 System and RehabCo were not material in the 2005 period and the New Orleans clinic had no marketing expense in the 2004 period.

      General and Administrative. For the six months ended March 31, 2005, general and administrative increased from $387,000 in 2004 to $533,000 in 2005. Due to the related increase in revenue, management fees attributable to patient billings from affiliated clinics were $155,000 in the 2005 period compared to $61,000 in the 2004 period. Legal and professional expense increased from $45,000 in the 2004 period to $73,000 in the 2005 period due primarily to investor relation expenses.

      Rent. For the six months ended March 31, 2005, rent was $154,000 compared to $162,000 in the 2004 period. The decrease is attributable to rent for the New Orleans clinic.

 Liquidity and Capital Resources

 For the six months ended March 31, 2005, net cash used in operating activities was $44,000 compared to $8,000 net cash provided by operating activities for the six months ended March 31, 2004. For 2005 net income of $356,000 was reduced by a $469,000 increase in net operating assets. For 2004 the nominal net income of $7,000 was offset by an equivalent decrease in net operating assets.

 Net patient billings from the Company's medical clinics were approximately $3,000,000 for the six month period ended March 31, 2005 and collections were $2,300,000. The Company was approximately $150,000 short of meeting its current obligations for the medical clinics. Taking into consideration the 180 to 200 days collection cycle, Management believes monthly collections of patient billings from its medical clinic operations should average $500,000 for the six month period ended September 30, 2005. Assuming the achievement of this collection level, cash from medical clinic operations should be adequate to meet current obligations.

 The Company's RehabCo, Inc. subsidiary, which commenced operations on March 7, 2005, has two sources of revenue, commissions from equipment sales and fees from treatment of patients on the DRX 9000 system. Commission income from the sale of a single DRX 9000 system is approximately $20,000 and the selling and administrative expenses are approximately $10,000 resulting in a gross profit of $10,000. Since the commission from the sale of equipment is paid within 20 days, working capital requirements for this source of revenue are minimal. The second source of revenue is fees earned for the treatment of patients under RehabCo's placement program. Under this program, the treating physician pays a flat fee for individual visits by a patient to the doctor's office for treatment on a DRX 9000 System owned and maintained by RehabCo. The medical industry refers to this type of arrangement as a "per click" fee. The expected annual revenue from a single system under this program is forecasted to be approximately $150,000, less direct expenses, including lease and marketing expenses, of approximately $100,000 resulting in operating income of $50,000. When preparing its business plan in early 2005, Management assumed the placement of six systems per quarter through December 2005. However, the Company has experienced difficulty in obtaining lease financing to acquire systems for the placement program. As of May 1, 2005, only two systems were in the placement program with one under a lease and the other funded internally. The Company will focus on sales of systems through June 30, 2005 and continue to search for outside financing for systems under the placement program.

 As of April 30, 2005, the Company was current on all calendar year 2005 withholding tax payments due the Internal Revenue Service. The Company has a calendar 2004 past due obligation of approximately $422,000. Management has made a proposal to the IRS to satisfy the 2004 obligation through periodic payments of approximately $45,000 per month, and, if new funding is obtained through an equity offering, the remaining obligation would be satisfied from the proceeds of the offering.

 On April 21, 2005, AHC Chiropractic Clinics, Inc. entered into a purchase agreement with Northern Healthcare Capital to sell accounts receivable at a discount. Initially, the Company intends to sell receivables from its Laredo and Katy clinics. As of May 6, 2005, approximately $763,000 in gross receivables have been sold with proceeds to the Company of approximately $170,000. In addition, the President and CEO loaned the Company $100,000 on April 15, 2005 using proceeds from the sale of 1,000,000 shares of common stock. As discussed earlier, Management believes monthly collections will average $500,000 per month, which should be adequate to meet current obligations and make scheduled payments to the IRS. If necessary, the Company will sell additional accounts receivable up to $400,000 to meet its obligations.

 The Company is actively pursuing new financing in the form of equity or convertible debt. The proceeds will be used to pay remaining payroll taxes, reduce the $1,132,000 balance on the acquisition note due December 31, 2005 and up to $500,000 for acquisitions.


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


                               AMERICAN HEALTHCHOICE, INC.

 Date: May 16, 2005            By:  /s/ Dr. J.W. Stucki
                               Dr. J.W. Stucki, Chief Executive
                               Officer and President

 Date: May 16, 2005            By:  /s/John C. Stuecheli
                               John C. Stuecheli, Chief Financial
                               Officer and Vice President - Finance
                               (Principal Financial and Accounting Officer)