Form 10QSB
period 2005-06-30
AMERICAN HEALTHCHOICE INC /NY/
filed 2005-08-15
CIK 854862

U.S. Securities and Exchange Commission

                            Washington, D.C. 20549


                                 FORM 10-QSB

 (Mark One)
    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2005

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

      Yes [X]        No [ ]

      As of June 30, 2005, there were outstanding 110,009,259 shares of the issuer's Common Stock, par value $.001 per share.

 Transitional Small Business Disclosure Format (check one)

      Yes [ ]        No [X]

                         AMERICAN HEALTHCHOICE, INC.

                             INDEX TO FORM 10-QSB

                     For the Quarter Ended June 30, 2005



       Part I Financial Information

         Item 1.  Financial Statements

            Consolidated Balance Sheet .....................          2

            Consolidated Statements of Operations ..........          3

            Consolidated Statements of Cash Flows ..........          4

            Notes to Consolidated Financial Statements .....          5


         Item 2.  Management's Discussion and Analysis or
                  Plan of Operation ........................          7


       Part II Other Information

         Item 1.  Legal Proceedings ........................         10

         Item 2.  Changes in Securities and Use of Proceeds          10

         Item 3.  Defaults upon Senior Securities ..........         10

         Item 4.  Submission of Matters to a Vote of
                  Security Holders .........................         10

         Item 5.  Other Information ........................         10

         Item 6.  Exhibits .................................         10

         Signatures ........................................         10

                        PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements

                         AMERICAN HEALTHCHOICE, INC.
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET
                                 (Unaudited)
                                JUNE 30, 2005

                                   ASSETS
 Current Assets:
 Cash                                                         $      5,884
 Accounts receivable, less allowance for doubtful
   accounts of $ 5,003,994                                       5,579,844
 Notes receivable                                                  133,624
 Other current assets                                               95,320
                                                               -----------
      Total current assets                                       5,814,672

 Property and equipment, net                                       575,317
 Goodwill, net                                                   1,348,570
                                                               -----------
      Total assets                                            $  7,738,559
                                                               ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities:
 Notes payable and capital lease obligations                  $    519,220
 Acquisition note payable including accrued interest             1,148,700
 Bankruptcy claims of unsecured creditors                          343,801
 Bankruptcy claims of related parties                              469,406
 Accrued payroll taxes and penalties                               446,444
 Compensation due executive officer                                570,731
 Accrued expenses                                                  373,420
 Accounts payable                                                  361,482
                                                               -----------
      Total current liabilities                                  4,233,204

 Commitments and Contingent Liabilities                                  -

 Stockholders' Equity:
 Preferred stock, $.001 par value; 5,000,000 shares
   authorized; 13,875 shares issued and outstanding              1,387,500
 Common stock, $.001 par value; 200,000,000 shares
   authorized; 110,009,259 shares issued and outstanding           110,009
 Additional paid-in capital                                     20,693,675
 Accumulated deficit                                           (18,685,829)
                                                               -----------
      Total stockholders' equity                                 3,505,355
                                                               -----------
      Total liabilities and stockholders' equity              $  7,738,559
                                                               ===========


      See accompanying notes to these consolidated financial statements.


                          AMERICAN HEALTHCHOICE, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                    Three Months Ended June 30,         Nine Months Ended June30,
                                    ---------------------------        ---------------------------
                                       2004             2005              2004             2005
                                    ----------       ----------        ----------       ----------
 Revenues:
   Patient billings                $ 2,515,026      $ 2,949,103       $ 6,989,884      $ 8,319,027
   Allowance for discount
     on billings                     1,184,293        1,280,585         3,270,656        3,612,641
                                    ----------       ----------        ----------       ----------
   Net patient billings              1,330,733        1,668,518         3,719,228        4,706,386
   Commissions and equipment
     rental fees                             -           17,069                 -           57,249
                                    ----------       ----------        ----------       ----------
     Net revenues                    1,330,733        1,685,587         3,719,228        4,763,635

 Operating Expenses:
   Compensation and benefits           697,153          671,629         1,986,786        2,069,902
   Marketing and advertising           239,778          319,400           627,006          886,547
   General and administrative          308,697          336,107           813,961          869,520
   Rent                                 81,277           74,994           243,131          229,102
                                    ----------       ----------        ----------       ----------
     Total operating expenses        1,326,905        1,402,130         3,670,884        4,055,071
                                    ----------       ----------        ----------       ----------
 Operating income                        3,828          283,457            48,344          708,564

 Other Expenses:
   Interest expense                     18,193           44,104            55,231           85,243
   Bad debt loss                       900,000                -           900,000                -
   Other expense                             -                -                 -           28,000
                                    ----------       ----------        ----------       ----------
     Total other expense               918,193           44,104           955,231          113,243
                                    ----------       ----------        ----------       ----------
 Net Income (Loss)                    (914,365)         239,353          (906,887)         595,321

 Preferred stock dividend                    -                -                 -          (35,600)
                                    ----------       ----------        ----------       ----------
 Net Income (Loss) Applicable
   to Common Stockholders          $  (914,365)     $   239,353       $  (906,887)     $   559,721
                                    ==========       ==========        ==========       ==========
 Basic and Diluted Net Income
   (Loss) Per Share                $     (0.01)     $         -       $     (0.01)     $      0.01

 Preferred stock dividend                    -                -                 -                -
                                    ----------       ----------        ----------       ----------
 Basic and Diluted Net Income
   (Loss) Per Share Applicable
   to Common Stockholders         $      (0.01)     $         -       $     (0.01)     $      0.01
                                    ==========       ==========        ==========       ==========
 Weighted Average Common Shares
   Outstanding                     108,148,000      112,383,000       105,031,000      107,598,000


      See accompanying notes to these consolidated financial statements.


                         AMERICAN HEALTHCHOICE, INC.
                               AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)



                                                    Nine Months Ended June 30,
                                                    --------------------------
                                                        2004         2005
                                                      ---------    ---------
 Cash Flows From Operating Activities:
 Net income (loss)                                   $ (906,887)  $  595,321
 Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Employee and director compensation-stock                   -       46,750
   Other                                                      -       11,000
   Bad debt loss                                        900,000            -
   Depreciation and amortization                         22,689       27,606
 Change in operating assets and liabilities, net:
   Accounts receivable-trade                           (388,212)    (898,307)
   Other current assets                                  12,939      (38,246)
   Accounts payable and accrued expenses                398,762      116,031
                                                      ---------    ---------
        Net cash provided by (used in)
          operating activities                           39,291     (139,845)

 Cash Flows From Investing Activities:
   Payments on notes receivable                               -       26,000
   Property and equipment                                (2,365)     (85,094)
                                                      ---------    ---------
        Net cash used in investing activities            (2,356)     (59,094)

 Cash Flows From Financing Activities:
   Proceeds from notes payable                                -      250,500
   Payments on notes payable and capital leases         (34,444)     (55,248)
                                                      ---------    ---------
        Net cash provided by (used in)
          financing activities                          (34,444)     195,252
                                                      ---------    ---------
 Net Increase (Decrease) In Cash                          2,491       (3,687)
 Cash At Beginning Of Year                               21,071        9,571
                                                      ---------    ---------
 Cash At End Of Period                               $   23,562   $    5,884
                                                      =========    =========
 Supplemental Disclosure Of Cash Flow Information:
   Income taxes paid                                 $    1,500   $        -
   Interest paid                                          5,000       35,000

 Supplemental Disclosure of Non-Cash Transactions:
   Issuance of common stock in connection with
     executive employment contract                            -       25,000
   Issuance of stock in connection with legal
     and consulting agreements                           79,000            -
   Conversion of debenture into stock                 1,310,400            -
   Purchase of equipment through issuance
     of capital leases                                  115,850      122,000
   Issuance of common stock in connection with
     exercise of stock options                                -       26,000
   Conversion of preferred stock into common stock            -      612,500
   Preferred stock dividend                                   -       35,600


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

 The results of operations for the nine months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year. It is suggested that the June 30, 2005 financial information be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB dated September 30, 2004.


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

 Goodwill - Goodwill is accounted for according to the provisions of Financial Accounting Standard ("FAS") 142, "Goodwill and Other Intangible Assets". This policy requires an impairment test, which is performed by the Company on an annual basis. As of June 30, 2005 and for the three and nine months period then ended, Management has determined there is no impairment of goodwill.

 Earnings per share - Basic earnings per share are computed using the weighted-average number of common shares outstanding. Diluted earnings per share are computed using the weighted-average common shares outstanding after giving effect to potential common stock issuance from the exercise of stock options based on the treasury stock method. If the potential issuance is dilutive, the average number of shares of common stock outstanding is increased. For the three and nine month periods ended June 30, 2004, the effect of the treasury stock method was anti-dilutive. For the three and nine month periods ended June 30, 2005, the effect of the treasury stock method was dilutive but the number of common shares was immaterial.


 4.   Acquisition

 On March 7, 2005, RehabCo, Inc., a wholly-owned subsidiary of the Company, acquired certain assets of Axiom Marketing Group, Inc. Axiom is a distributor of medical equipment, including the DRX 9000 Spinal Decompression System. The acquisition was accounted for under the purchase method of accounting. The initial consideration was the equivalent of $333,333 in shares of the American HealthChoice common stock. On June 30, 2005, the Company terminated the agreement to acquire the assets of Axiom Marketing Group, Inc. Therefore the assets and equity were written off. The Company intends to enforce the terms of the accompanying employment agreement between the seller and RehabCo, and seek reimbursement of salary and expenses advanced to the seller under the employment agreement.


 5.   Stockholders' Equity

 During the nine month period ended June 30, 2005, the Company issued 710,000 shares of common stock in connection with the exercise of stock options and issued 1,250,000 shares in connection with an executive employment contract.

 On January 3, 2005 the President and CEO of the Company submitted a notice to convert 4,375 shares of Series B Preferred Stock into common stock. Based on an average bid price of $0.07 for the common stock, the Company issued 5,469,000 shares of common stock in satisfaction of the conversion notice.

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


 6.   Related Party Transactions

 During the nine months ended June 30, 2005, Mainstream Enterprises, an LLC owned 50% by a holder of more than 5% but less than 9.99% of the Company's common stock and the President and CEO of the Company, advanced the Company $114,000 in short term loans. The more than 5% holder advanced the Company $36,000 as an individual. The Company intends to satisfy the loans either by cash payments, issuance of stock or a combination of cash and stock.

 In April 2005 the President and CEO of the Company sold 1,000,000 shares of common stock. The proceeds of the sale were approximately $113,000, of which $100,000 was loaned to the Company.


 Item 2.   Management's Discussion and Analysis or Plan of Operation

 Results of Operations

 The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and is qualified in its entirety by the foregoing and by other more detailed financial information appearing elsewhere.

 Three Months Ended  June 30, 2005  Compared to Three  Months Ended June  30,
 2004

      Patient Billings. For the three months ended June 30, 2005, patient billings increased from $2,515,000 in 2004 to $2,949,000 in 2005. Patient billings at Texas owned clinics and affiliated clinics increased $184,000 and $213,000, respectively. The 2005 period included patient billings for spinal decompression systems in the amount of $198,000 with no comparable amount in the 2004 period. The 2004 period included $161,000 in billings for the New Orleans clinic with no comparable amount in the 2005 period due to the sale of the clinic in September 2004.

      Allowance for Discount on Billings. For the three months ended June 30, 2005, allowance for discount on billings increased from $1,184,000 in 2004 to $1,281,000 in 2005. $194,000 is attributable to the increase in patient billings in the amount of $434,000 offset by a $97,000 downward adjustment (improvement) in the allowance as a percentage of patient billings from 47% in the 2004 period to 43% in the 2005 period. The adjustment reflects an increase in the collection percentage on cases that were settled by patient's attorneys in 2005 compared to 2004 and a higher overall collection percentage for affiliated and medical clinic billings.

      Commissions  and  Equipment  Rental  Fees.    RehabCo,  a  wholly-owned
 subsidiary of the Company, commenced operations on March 7, 2005. For the three months ended June 30, 2005, RehabCo recognized revenue of $17,000.

      Compensation and Benefits. For the three months ended June 30, 2005, compensation and benefits decreased from $697,000 in 2004 to $672,000 in 2005. Compensation and benefits at Texas clinics and corporate office increased $12,000, offset by $58,000 in compensation and benefits for the New Orleans clinic in the 2004 period with no comparable amount in the 2005 period. The number of employees at the Texas clinics and corporate office was unchanged in 2005 compared to 2004. Compensation and benefits for RehabCo were $21,000 in 2005.

      Marketing and Advertising. For the three months ended June 30, 2005, marketing and advertising increased from $240,000 in 2004 to $319,000 in the 2005 period. The patient billings for the 2005 period had a higher percentage of personal injury cases, which carry higher marketing expenses. As discussed above under allowance for discount on billings, the collection percentage on personal injury cases is greater than major medical cases, which partially mitigates the higher marketing expense. Marketing and advertising attributable to RehabCo was $19,000 in the 2005 period and the New Orleans clinic had no marketing expense in the 2004 period.

      General and Administrative. For the three months ended June 30, 2005, general and administrative increased from $309,000 in 2004 to $336,000 in 2005. Due to the related increase in revenue, management fees attributable to patient billings from affiliated clinics were $107,000 in the 2005 period compared to $40,000 in the 2004 period. Legal and professional expense increased from $34,000 in the 2004 period to $65,000 in the 2005 period due primarily to investor relation expenses.

      Rent.   For the  three months  ended June  30, 2005,  rent was  $75,000 compared to $81,000 in the 2004 period. The decrease is attributable to rent for the New Orleans clinic.

 Nine Months Ended June 30, 2005 Compared to Nine Months Ended June 30, 2004

      Patient Billings. For the nine months ended June 30, 2005, patient billings increased from $6,990,000 in 2004 to $8,319,000 in 2005. Patient billings at Texas owned clinics and affiliated clinics increased $595,000 and $559,000, respectively. The 2005 period included patient billings for spinal decompression systems in the amount of $649,000 with no comparable amount in the 2004 period. The 2004 period included $474,000 in billings for the New Orleans clinic with no comparable amount in the 2005 period due to the sale of the clinic in September 2004.

      Allowance for Discount on Billings. For the nine months ended June 30, 2005, allowance for discount on billings increased from $3,271,000 in 2004 to $3,613,000 in 2005. $586,000 is attributable to the increase in patient billings in the amount of $1,329,000 offset by a $244,000 downward adjustment (improvement) in the allowance as a percentage of patient billings from 47% in the 2004 period to 43% in the 2005 period. The adjustment reflects an increase in the collection percentage on cases that were settled by patient's attorneys in 2005 compared to 2004 and a higher overall collection percentage for affiliated and medical clinic billings.

      Commissions  and  Equipment  Rental  Fees.    RehabCo,  a  wholly-owned
 subsidiary of the Company, commenced operations on March 7, 2005. For the nine months ended June 30, 2005, RehabCo recognized revenue of $57,000.

      Compensation and Benefits. For the nine months ended June 30, 2005, compensation and benefits increased from $1,987,000 in 2004 to $2,070,000 in 2005. Compensation and benefits at Texas clinics and corporate office increased $273,000, offset by $212,000 in compensation and benefits for the New Orleans clinic in the 2004 period with no comparable amount in the 2005 period. The number of employees at the Texas clinics and corporate office was unchanged in 2005 compared to 2004. Compensation and benefits for RehabCo were $72,000 in 2005.

      Marketing and Advertising. For the nine months ended June 30, 2005, marketing and advertising increased from $627,000 in 2004 to $887,000 in the 2005 period. The patient billings for the 2005 period had a higher percentage of personal injury cases, which carry higher marketing expenses. As discussed above under allowance for discount on billings, the collection percentage on personal injury cases is greater than major medical cases, which partially mitigates the higher marketing expense. Marketing and advertising attributable to RehabCo was $21,000 in the 2005 period and the New Orleans clinic had no marketing expense in the 2004 period.

      General and Administrative. For the nine months ended June 30, 2005, general and administrative increased from $814,000 in 2004 to $870,000 in 2005. Due to the related increase in revenue, management fees attributable to patient billings from affiliated clinics were $262,000 in the 2005 period compared to $101,000 in the 2004 period. Legal and professional expense increased from $79,000 in the 2004 period to $138,000 in the 2005 period due primarily to investor relation expenses.

      Rent. For the nine months ended June 30, 2005, rent was $229,000 compared to $243,000 in the 2004 period. The decrease is attributable to rent for the New Orleans clinic.

 Liquidity and Capital Resources

 For the nine months ended June 30, 2005, net cash used in operating activities was $140,000 compared to $39,000 net cash provided by operating activities for the nine months ended June 30, 2004. For 2005 net income of $595,000 was reduced by a $820,000 increase in net operating assets. The increase in net operating assets and funding for equipment acquisitions of $85,000 was provided by loans of $250,000. For 2004 the net loss of $907,000 was offset by a $900,000 bad debt loss and the$400,000 increase in accounts receivable was funded by a corresponding increase in accounts payable and accrued expenses.

 Net patient billings from the Company's medical clinics were approximately $4,700,000 for the nine month period ended June 30, 2005 and collections were $3,600,000. The Company was approximately $150,000 short of meeting its current obligations for the medical clinics. Taking into consideration the 180 to 200 days collection cycle, Management believes monthly collections of patient billings from its medical clinic operations should average $500,000 for the three month period ended September 30, 2005. Assuming the achievement of this collection level, cash from medical clinic operations should be adequate to meet current obligations.

 As of June 30, 2005, the Company was current on all calendar year 2005 withholding tax payments due the Internal Revenue Service. The Company has a calendar 2004 past due obligation of approximately $375,000. The IRS has agreed to abate any further collection efforts against the Company or officers until October 20, 2005. The Company has committed to obtain at least $400,000 in new financing to satisfy the IRS obligation.

 On April 21, 2005, AHC Chiropractic Clinics, Inc. entered into a purchase agreement with Northern Healthcare Capital to sell accounts receivable at a discount from its Katy and Laredo clinics. Initially, the Company intends to sell receivables from its Laredo and Katy clinics. As of June 30, 2005, the net advance was approximately $200,000. In addition, the President and CEO loaned the Company $100,000 on April 15, 2005 using proceeds from the sale of 1,000,000 shares of common stock. As discussed earlier, Management believes monthly collections will average $500,000 per month, which should be adequate to meet current obligations.

 The Company is actively pursuing new financing in the form of secured debt or convertible debentures. The proceeds will be used to pay remaining payroll taxes, reduce the $1,132,000 balance on the acquisition note due December 31, 2005 and up to $500,000 for acquisitions.

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


                               AMERICAN HEALTHCHOICE, INC.

 Date: August 15, 2005         By:  /s/ Dr. J.W. Stucki
                               Dr. J.W. Stucki, Chief Executive
                               Officer and President

 Date: August 15, 2005         By:  /s/John C. Stuecheli
                               John C. Stuecheli, Chief Financial
                               Officer andVice President - Finance
                               (Principal Financial and Accounting Officer)