Form 10KSB
period 2005-09-30
AMERICAN HEALTHCHOICE INC /NY/
filed 2006-01-13
CIK 854862

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB
(Mark One)
 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended September 30, 2005
 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _____. to ___..__

                      Commission File Number: 000-26740

                         AMERICAN HEALTHCHOICE, INC.
                (Name of small business issuer in its charter)

             New York                                       11-2931252
   (State or other jurisdiction                           I.R.S. Employer
 of incorporation or organization                       Identification No.)

    7350 Hawk Road, Flower Mound, Texas                        75022
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

      Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

      State issuer's revenues for its most recent fiscal year: gross revenue $11,100,000; net revenue $6,600,000

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). $3,200,000 as of December 31, 2005*.

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

 State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

 As of December 31, 2005, the Registrant had 110,970,759 shares outstanding of common stock and 13,875 shares outstanding of Series B preferred stock.

   * Based on the last reported price of an actual transaction in Registrant's common stock on December 31, 2005 and reports of beneficial ownership filed by directors and executive officers of Registrant and by beneficial owners of more than 5% of the outstanding shares of common stock of Registrant; however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of Registrant's common stock.

                    DOCUMENTS INCORPORATED BY REFERENCE
                                   None

                  Transitional Small Business Disclosure
                            Format (Check one)
                             Yes [ ]      No [X]

                         AMERICAN HEALTHCHOICE, INC.

                                FORM 10-KSB

                             TABLE OF CONTENTS

                                                                       Page
                                                                       ----
                                 PART I

 Item 1.   Description of Business..................................     1

 Item 2.   Description of Property..................................     3

 Item 3.   Legal Proceedings........................................     4

 Item 4.   Submission of Matters to a Vote of Security Holders......     4



                                PART II

 Item 5.   Market for Common Equity and Related Stockholder Matters.     4

 Item 6.   Management's Discussion and Analysis or Plan of Operation     5

 Item 7.   Financial Statements.....................................    14

 Item 8.   Changes In and Disagreements with Accountants
             on Accounting and Financial Disclosure.................    26


                                   PART III

 Item 9.   Directors, Executive Officers, Promoters and Control
             Persons; Compliance with Section 16(a) of the
             Exchange Act...........................................    27

 Item 10.  Executive Compensation...................................    29

 Item 11.  Security Ownership of Certain Beneficial
             Owners and Management..................................    33

 Item 12.  Certain Relationships and Related Transactions...........    34

 Item 13.  Exhibits and Reports on Form 8-K.........................    35

 Signatures     ....................................................    38

                                 PART I


 ITEM 1. DESCRIPTION OF BUSINESS

 General

      American HealthChoice, Inc. (the "Company") is a medical sales and service company established in 1994 headquartered in Flower Mound, Texas, a suburb of Dallas. Its common stock is quoted on the OTCBB under the symbol "AMHI". The Company owns three business divisions:

   *   Medical Clinics
   *   TelmedCo
   *   RehabCo

      The address of the Company's principal office is 7350 Hawk Road, Flower Mound, Texas 75022. The Company's telephone number is (972) 538-0122 and its fax number is (972) 538-0131. The Company has an internet website at www.americanhealthchoice.com.

      At September 30, 2005, the Company had 65 full-time employees.

 Medical Clinics

      This Texas based medical service company operates medical clinics. As of December 31, 2005, the Division had 13 company-owned clinics in Texas and approximately 30 clinics in its Affiliated Clinic Program located in Texas, Tennessee and Kansas. The current annual run rate for patient billings exceeds $12 million. For the three months ended September 30, 2005, patient billings for affiliated clinics comprised 20% of total patient billings. Management plans to continue adding new affiliated clinics at the rate of two per month in fiscal 2006.

      In June 2003, the Medical Clinics Division initiated an Affiliated Clinic Program whereby it has a contractual relationship with established clinics owned and/or operated by individual doctors. Under this program, patients are directed to these clinics from established marketing sources. The Division reports patient billings as revenue and then pays the treating doctor a contracted amount. The primary financial benefit is additional operating income without new fixed costs such as employee salaries or office rent. The arrangement is equally attractive to the treating doctor because of the increased number of patients and the resulting increased income.

      The Division's strategic business model for its Affiliated Clinic Program has two components. First, a medical clinic owned by a physician with an established patient base and experience in treating personal injury and workers compensation patients. Second, multiple marketing resources to direct prospective patients to the clinic. Through June 2004, the Company added approximately 15 Texas clinics to the Affiliated Clinic Program. The annual patient billings range from $200,000 to $600,000. Total billings in fiscal year 2005 were approximately $1,500,000 for these clinics. Two of these clinics were recently acquired and converted to company-owned clinics.

      In August 2005, the Division established five new affiliated clinics in the Nashville, Tennessee area. To date, billings have exceeded expectations with an annual run rate of approximately $600,000. The average case settlement thus far has been greater than similar cases at the Texas clinics. In December 2005, a clinic located in Kansas City, Kansas joined the program.

      In fiscal 2006, the growth strategy for the company-owned clinics is to continue expanding the number of patients and increase the average settlement amount on cases. In this regard, major attorneys working with the Texas clinics have agreed to increase the percentage of the total case settlement amount paid to the medical providers of which the Medical Clinics Division is the largest. In addition, Management plans on adding new affiliated clinics at the rate of two per month. Lastly, the Division may acquire two established medical clinics in Texas with patient billings in excess of $3,000,000 on an annual basis.

 TelmedCo

      TelmedCo was formed in June of 2005 to embrace the revolutionary technology of Telemedicine and to provide second opinions to patients of the Medical Clinics Division. Currently TelmedCo provides second opinions to company-owned and affiliated clinics as well as four clinics outside the Division's network. As of September 30, 2005 TelmedCo had 8 Production systems in place. In December of 2005 TelmedCo put in place the infrastructure to expand into Tennessee. This will bring the total number of systems to 14 production and two test systems. TelmedCo will continue to expand in Texas and Tennessee as well as in other states.

      Telemedicine is the use of technologies such as video conferencing and electronic medical devices, combined with medical practices, and medical specialists that are organized and connected to provide health care services over telecommunications network to patients that are separated from the doctors by distance. TelmedCo's Telemedicine solution provides healthcare to patients by utilizing digital technology, including electronic stethoscopes, ophthalmoscopes and otoscopes, which virtually connect the patient to the doctor. The initial roll out using this emerging technology has been among company-owned and affiliated clinics as well as clinics outside the American HealthChoice umbrella. The revenue stream comes from second opinions provided by physicians of the Medical Clinics Division.

      The Company hired Peter D. Leonard as president of TelmedCo. In addition to locating new sites and coordinating the installation of systems, Mr. Leonard will implement the business plan to include penetration into new markets for Telemedicine.

      TelmedCo is pursuing the following markets as growth initiatives in the next couple of years as acceptance and government regulations are updated to embrace the use of Telemedicine in everyday applications:

        * Expanding TelmedCo's existing base of clinics in Texas and Tennessee as well as exploring expansion to other states.

        *  Initiating the  use  of telemedicine  in  Pharmacies.   This  will
           provide growth opportunities to the Pharmacies as they provide medical services to the consumer.

        * School District TeleMedicine Program where school nurses will be able to respond to illness and injuries and monitor chronic conditions such as juvenile diabetes and asthma. This market has proven to save money, keep students in school and save parents the hassle of missing work and spending time in a doctor's office.

        * Exploration of telemedicine in the home healthcare industry. The current telemedicine solutions provide monitoring services, but TelmedCo will offer the ability to respond to the patients needs and provide follow-up visits without traveling to the doctor's office.

        * Growth into third world countries serving patients with disposable income that desire medical advice from U.S. Specialists.

        * Expand into the business and industry sector thereby giving patients the ability to visit a physician during work hours thus reducing absentee hours.

 TelmedCo has an internet website at www.Telemedco.com


 RehabCo

   On March 7, 2005, RehabCo, Inc., a wholly-owned subsidiary of the Company, acquired certain assets of Axiom Marketing Group, Inc. Axiom was a distributor of medical equipment, including spinal decompression systems. The acquisition was accounted for under the purchase method of accounting. On June 30, 2005, the Company terminated the agreement to acquire the assets of Axiom Marketing Group, Inc.

 For the twelve months ended September 30, 2005, RehabCo sold and recognized commission revenue on the sale of approximately five spinal decompression systems.

 Management is in the process of implementing a revised business plan for RehabCo to include the sale and rental of spinal decompression systems and other medical products including dry-hydro therapy, laser therapy, bone densiometry and medical thermography. The Company has identified a new management team and expects the first sales of medical equipment in January 2006.

 RehabCo has an internet website at www.Rehabco.com


 ITEM 2. DESCRIPTION OF PROPERTY

      The Company leases approximately 1,500 square feet in a building in Flower Mound, Texas at a monthly rent $2,600 for use as its headquarters. The Company currently owns a parcel of land in San Antonio, Texas, on which the Company's Southcross clinic is located.

      The Company' Medical Clinic Division owns, operates and manages thirteen clinics. The following table lists the clinics, locations, monthly rents, services provided, and date acquired or commenced operation by the Division.


 Clinics in Operation                   Monthly                     Date
   in Fiscal 2005       Location        Rent     Services Provided  Acquired
 ---------------------  --------------  -------  -----------------  ---------
 United Chiropractic    Katy, TX         $4,200  Medicare care,     October
 Clinic                                          Chiropractic &     1994
                                                 physical therapy

 United Chiropractic    San              $2,600  Chiropractic &     July
 Clinic (Wurzbach)      Antonio, TX              physical therapy   1994

 United Chiropractic    San              $1,100  Chiropractic &     October
 Clinic (San Pedro)     Antonio, TX              physical therapy   1994

 Atlas Sports & Injury  San              $1,100  Physical therapy   October
 (Bandera)              Antonio, TX                                 1994

 United Chiropractic    San              $2,100  Chiropractic       October
 Clinic (Bandera)       Antonio, TX                                 1994

 San Pedro Medical      San              $1,100  Primary medical    October
 Clinic                 Antonio, TX              care               1994

 Southcross Medical     San              $2,000  Urgent & primary   December
 Clinic                 Antonio, TX              medical care       1995

 United Chiropractic    San              $1,200  Medical care,      August
 (Naccogdoches)*        Antonio, TX              Chiropractic &     2005
                                                 physical therapy

 Valley Family Health   McAllen, TX      $3,000  Medical care,      January
 Center                                          Chiropractic &     1996
                                                 physical therapy

 Valley Family Health   San Benito,      $1,100  Medical care,      September
 Center                 TX                       Chiropractic &     2000
                                                 physical therapy

 Mid Valley Wellness    Weslaco, TX      $2,500  Medical care,      July
 Center                                          Chiropractic &     2005
                                                 physical therapy

 Crosstown              Corpus           $1,000  Medical            September
 Chiropractic Clinic    Christi, TX              care,Chiropractic  2000
                                                 & physical
                                                 therapy

 Laredo Family Health   Laredo, TX       $4,200  Chiropractic &     September
 Clinic                                          physical therapy   2000
                                         ------
 Total rent                             $27,200
                                         ======


 ITEM 3. LEGAL PROCEEDINGS

      As of September 30, 2005, there are no legal proceedings that involve material amounts of exposure for the Company.


 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters to report


                                PART II


 ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Market Information. The Company's common stock is quoted on the OTC Bulletin Board under the symbol "AMHI".

 The following table presents the high and low bid prices for each quarter:

                  Quarter Ended        High Bid   Low Bid
                  -----------------    --------   -------
                  December 31, 2003     $0.05      $0.01
                  March 31, 2004        $0.02      $0.01
                  June 30, 2004         $0.02      $0.01
                  September 30, 2004    $0.06      $0.01
                  December 31, 2004     $0.09      $0.03
                  March 31, 2005        $0.20      $0.07
                  June 30, 2005         $0.13      $0.05
                  September 30, 2005    $0.09      $0.06

      Holders.   Based  on information  provided  by the  Company's  transfer agent, the Company had approximately 100 holders of record of its common stock at September 30, 2005.

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


 ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

 Overview

   For fiscal year 2005 and the two previous years, billings from patients treated at the medical clinics have been the primary source of revenue for the Company. Management has identified the following key performance measures:

   *  Number of patients
   *  Billings and collections
   *  Collections as a percentage of billings
   *  Days from billing to collection

   Based on data accumulated internally and from outside sources, the Company derives a greater amount of billing per visit from patients treated in connection with personal injury cases than from other types of patients. Therefore, the Company has focused its attention on increasing the billings and collections from this revenue source. In addition to the above cited performance measures, the following have been identified for personal injury cases:

   *  Average billings per case
   * Amount of payment to medical providers in relation to total settlement amount
   *  Collections by attorney

   Number of patients - During fiscal 2005, the Company increased the number of patients treated at its company-owned clinics through improved marketing of personal injury cases and from new patients treated on the spinal decompression systems at its Katy clinic. The number of patients treated at affiliated clinics increased due primarily to the addition of new clinics to the program. For fiscal 2006, Management anticipates that the number of patients treated at company-owned clinics will increase compared to the same period in the previous year. In this regard, the Company has added a second manager to coordinate marketing efforts at the individual clinics and has installed an additional spinal decompression system at its Bandera clinic in San Antonio. In September 2005, the Company had 20 clinics in its affiliated program compared to 7 clinics in September 2004. For the three months ended September 30, 2005, patient billings for affiliated clinics were $553,000, which comprised 20% of total patient billings. Management plans to continue adding new affiliated clinics at the rate of two per month in fiscal 2006. In addition, the Company will pursue new clinics in states other than Texas.

 Billings and Collections- Management receives weekly reports from company-owned clinics, which detail patient billings, collections, number of new patients and average billing per visit. Monthly reports are received from the affiliated clinics, which detail patient billings and collections. In addition, the Company monitors the number of patients referred by the clinic to law firms and the number of patients referred by law firms to the clinics. During fiscal 2006, the Company intends to implement a new patient billing and collection reporting system for affiliated clinics and enhance the current reporting system for company-owned clinics. Management believes these changes will provide new information necessary to effectively manage the revenue growth.

 Collections as a percentage of billings-Since 2000, one of the key performance measures for Management has been the relation between billings and collections on settled cases expressed as a percentage. In fiscal 2005 this measure was 60% compared to 55% in fiscal 2004. The primary reason for this improvement was a greater number of personal injury cases in 2005, which have a higher collection percentage. Management anticipates the percentage should continue to increase in 2006 as a result of additional improvement in the collection percentage for personal injury cases. The goal of Management is to achieve a 65% collection rate in fiscal 2006.

 Days from billing to collection - For major medical and worker compensation patient billings, a detail listing of charges is sent to the patient's insurance carrier after each patient visit. In the case of major medical claims, payment is normally received within 60 days after the patient visit. Worker compensation claims are also normally paid within 60 days unless the insurance company questions the medical necessity of the charges by the clinic. In these cases, the person responsible for patient billings in the clinic communicates with the insurance company to evidence of medical necessity including notes from the treating physician. In a small percentage of cases, the clinic may not receive payment until 1 year after treatment. If a clinic is not successful in collecting on large cases, it will engage an outside firm that specializes in collecting worker compensation claims and is paid a percentage of collections.

   The days from billing to collection for personal injury cases can be separated into three segments. The first period, during which the patient receives treatment at the clinic, averages 45 days. This is the period during which the clinic records patient billings as revenue for financial reporting. After treatment is completed and the doctor releases the patient, the treating clinic prepares a final billing statement and submits it along with patient treatment narratives completed by the doctor to the patient's attorney. This second period, referred to as the claim submission process, averages 30 days. The attorney then submits a demand letter to the insurance carrier that accepted liability for the accident. In most if not all cases, the insurance carrier offers a settlement significantly less than the claim amount in the demand letter. On average, the attorney reaches a compromise settlement amount on 80% of demand letters submitted to insurance carrier or claim service companies representing smaller insurance carriers that do not have internal claim processing departments. This final period, referred to as the claim resolution process, averages 120 days. If a compromise can not be reached with the responsible carrier, the attorney may pursue remedy for the patient through a civil lawsuit. A lawsuit may extend the time period for collection to one year or more. In fiscal 2005, the Company collected approximately 50% of its personal injury cases within 120 day of submission of the treatment narrative to the attorney. In 2006 Management has set a goal to collect 60% of cases within 120 days.

 Average billings per case - For personal injury cases the average billings per case is an important measurement because an increase in the average generally results in a corresponding increase in operating income. Based on internal and industry analysis, there is a direct correlation between the amount of property damage to the patient's vehicle and total medical billings for a case. In fiscal 2005 the average billings per case was approximately the same as 2004. Management has set a goal to increase the average by 10% in fiscal 2006.

 Amount of payment to medical providers in relation to total settlement amount-A settlement in a personal case normally has payments to three parties; the medical providers, attorney and patient. For the last three years, Management has requested attorneys to pay the medical providers, including the Company's clinic, 50% of the total settlement with the difference paid to the patient for pain and suffering and to the attorney as a fee for representing the patient. During 2005, approximately 75% of settlements were paid using these criteria. In fiscal 2006, the goal of management is to increase the percentage to 60%.

 Collections by attorney - The Company measures the performance of attorneys using three criteria: collections as a percentage of billings, amount of payment to medical providers in relation to total settlement and days from narrative to settlement. In fiscal 2005 approximately 80% of the personal injury cases were settled by five Texas attorneys who represent patients at multiple clinics. The Company provides monthly performance reports to these attorneys and will direct additional patients over a period of time to an attorney with superior performance criteria. The Company will continue to monitor attorney performance in fiscal 2006.


 Results of Operations

      The following summary of results of operations should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this document.


                                           Years Ended September 30,
                                           -------------------------
                                     2003             2004            2005
                                  ----------       ----------      ----------
 Revenues:
   Patient Billings:
   Company-owned clinics          $8,118,000       $8,729,000      $8,710,000
   Affiliated clinics                 57,000          885,000       1,642,000
   Spinal decompression systems            -          127,000         743,000
                                  ----------       ----------      ----------
     Total Patient Billings        8,175,000        9,741,000      11,095,000
   Allowance for discount
     on billings                   3,652,000        4,478,000       4,597,000
                                  ----------       ----------      ----------
     Net Patient Billings          4,523,000        5,263,000       6,498,000
   Equipment Rental and Sales              -                -          81,000
                                  ----------       ----------      ----------
     Net Revenues                  4,523,000        5,263,000       6,579,000

 Operating Expenses:
   Compensation and benefits       2,938,000        2,733,000       2,894,000
   General and administrative      1,031,000        1,067,000       1,290,000
   Marketing and advertising         949,000        1,151,000       1,270,000
   Affiliated clinic
     management fees                  24,000          179,000         362,000
                                  ----------       ----------      ----------
     Total Operating Expenses      5,242,000        5,130,000       5,816,000
                                  ----------       ----------      ----------
   Operating Income (Loss)          (419,000)         133,000         763,000


 Fiscal year ended September 30, 2005 Compared to Fiscal year ended September 30, 2004

      Company-owned Clinic Patient Billings. For fiscal year 2005, billings at Texas clinics increased $606,000 compared to fiscal year 2004 due primarily to more personal injury case patients. The 2004 period included $625,000 in billings for the New Orleans clinic with no comparable amount in the 2005 period due to the sale of the clinic in September 2004. The average billing per case was materially the same in 2005 compared to 2004.

      Affiliated clinic patient billings. For fiscal year 2005, billings increased $757,000 compared to fiscal year 2004 due primarily to a larger number of clinics. During fiscal 2005 the Company added ten clinics to the program and two clinics were acquired in August 2005 and converted to company-owned clinics.

      Spinal decompression system patient billings. For fiscal year 2005, billings increased $616,000 compared to fiscal year due primarily to one system installed at the Katy clinic for twelve months in 2005 versus two months in 2004.

      Allowance  for  Discount  on  Billings.   For  fiscal  year  2005,  the
 allowance increased $119,000 compared to fiscal year 2004. $580,000 of the increase is attributable to the increase in patient billings of $1,394,000 offset by a $461,000 downward adjustment in the allowance as a percentage of billings from 46% in fiscal 2004 to 41.5% in fiscal 2005. The adjustment reflects a decrease in the percentage for discounts on personal injury cases.

      Compensation and Benefits. For fiscal year 2005, compensation and benefits increased $161,000 compared to 2004. Compensation and benefits at Texas clinics increased $145,000, which was due to increases in doctor's compensation attributable to higher collections at clinics. Compensation and benefits were $71,000 for RehabCo and $96,000 for Telemedicine with no comparable amount in the 2004 period. The increases were offset by $282,000 for the New Orleans clinic in the 2004 period with no comparable amount in the 2005 period. The number of employees at the Texas clinics increased by 6 in 2005 compared to 2004.

      General and Administrative. For fiscal year 2005, general and administrative increased $223,000 compared to 2004. Legal and professional expense increased $45,000 due primarily to legal fees incurred in matters where the Company is the plaintiff. Investor relations expense increased $80,000 compared to fiscal year 2004 and travel expense increased $45,000.

      Marketing and Advertising. For fiscal year 2005, marketing and advertising increased $119,000 compared to 2004. The 10% increase was greater than the 8% increase in patient billings in the 2005 period compared to the 2004 period because patient billings for the 2005 period had a larger percentage of personal injury cases, which carry higher marketing expenses. As discussed above under allowance for discount on billings, the collection percentage on personal injury cases is greater than major medical cases, which partially mitigates the higher marketing expense. Marketing and advertising expense as a percentage of patient billings was comparable for both periods.

      Affiliated Clinic Management Fees. For fiscal year 2005, affiliated clinic management fees increased $183,000 compared to 2004 due to a corresponding increase in affiliated clinic patient billings.


 Fiscal year ended September 30, 2004 Compared to Fiscal year ended September 30, 2003

      Company-owned clinic patient billings. For fiscal year 2004, billings increased $611,000 compared to fiscal year 2003 due primarily to more personal injury case patients at the Texas clinics. The average billing per case was materially the same in 2004 compared to 2003.

      Affiliated clinic patient billings. For fiscal year 2004, billings increased $828,000 compared to fiscal year 2003 due primarily to a larger number of clinics. During fiscal 2004 the Company added six clinics to the program.

      Allowance for Discount on Billings. For the fiscal year 2004, allowance for discount on billings increased $826,000 compared to fiscal year 2003. $700,000 of the increase is attributable to the increase in patient billings in the amount of $1,566,000 and $126,000 to an upward adjustment in the allowance as a percentage of patient billings from 45% in the 2003 period to 46% in the 2004 period. The adjustment reflects an increase in the estimate for amount of personal injury cases written off in the 2004 period due primarily to the attorney dropping the client for lack of insurance coverage. The collection percentage on cases that were settled by patient's attorneys in 2004 compared to 2003 was not materially different.

      Compensation and Benefits. For fiscal year 2004, compensation and benefits decreased $206,000 compared to 2003. The decrease is primarily attributable to stock compensation in connection with the employment agreement for the president and CEO in the amount of $150,000 in the 2003 period. The number of employees at the clinics and corporate office was unchanged in 2004 compared to 2003.

      General and Administrative. For fiscal year 2004, general and administrative increased $36,000 compared to 2003. Due to the related increase in revenue, management fees attributable to patient billings from affiliated clinics were $179,000 in the 2004 period compared to $24,000 in the 2003 period. Legal and professional expense increased from $84,000 in the 2003 period to $120,000 in the 2004 period due primarily to investor relation expenses. In addition, depreciation expense increased from $41,000 in the 2003 period to $61,000 in the 2004 period due primarily to acquisition of clinic equipment.

      Marketing and Advertising. For the fiscal year ended September 30, 2004, marketing and advertising increased from $949,000 in 2003 to $1,151,000 in 2004. The 21% increase is comparable to the 19% increase in patient billings in the 2004 period compared to the 2003 period. Marketing and advertising expense as a percentage of patient billings was comparable for both periods.


 Liquidity and Capital Resources

      For the year ended September 30, 2005, net cash used in operating activities was $219,000. The primary reason for the difference between net income of $610,000 and net cash used in operating activities of $219,000 for the year ended September 30, 2005 was a $1,210,000 increase in net accounts receivable. The following schedule lists the source of funds, which enabled the Company to meet current obligations for the 2005 fiscal period and mitigate the effect on working from the material increase in accounts receivable:

      (1) Net proceeds from notes payable to insiders:           $325,000
      (2) Deferral of payment to insiders including office rent   123,000
      (3) Deferral of interest payments on acquisition note        55,000
      (4) Sale of accounts receivable under factoring agreement   175,000
                                                                 --------
             Total                                               $678,000
                                                                 ========
      Notes:

    (1) In April 2005 the President and CEO loaned the Company $100,000 from the proceeds of the sale of 1,000,000 shares of common stock. In September the Company made a repayment of $35,500 to the President and CEO. Mainstream Enterprises, an LLC owned 50% by a holder of more than 5% but less than 9.99% of the Company's common stock and the President and CEO of the Company, advanced the Company $88,000 in short term loans using proceeds from sales of 930,000 shares of common stock. The more than 5% holder advanced the Company $137,500 using proceeds from the sale of 1,436,500 shares of common stock.

    (2) Includes deferred office rent and salary due the President and CEO of approximately $90,000.

    (3) Accrued interest at 8% due on $837,500 acquisition note.

    (4) On April 21, 2005, AHC Chiropractic Clinics, Inc. entered into a purchase agreement with Northern Healthcare Capital to sell patient accounts receivable at a discount from its Katy and Laredo clinics. The maximum amount available is $400,000.

      For fiscal 2005 approximately 80% of net revenue is comprised of projected collections of personal injury case settlements. As discussed earlier, Management has established procedures to monitor and report collections from this primary source of cash. The success of the Company is dependent upon timely collections of personal injury case settlements to fund its current obligations including operating expenses and capital expenditures. The following table details net patient billings and collections by quarter for fiscal 2004 and 2005 for all patient billings:

                                                                   % of
                                                                Collections
                                                                 to Second
     Quarter         Net Patient                                 Previous
     Ending           Billings     Collections    Difference      Quarter
 -----------------  ------------  ------------   ------------   ----------
 December 2003      $  1,169,000  $    972,000   $    197,000
 March 2004            1,219,000     1,123,000         96,000
 June 2004             1,331,000     1,260,000         71,000      108%
 September 2004        1,543,000     1,255,000        288,000      103%
 December 2004         1,426,000     1,143,000        283,000       86%
 March 2005            1,612,000     1,222,000        390,000       79%
 June 2005             1,668,000     1,327,000        341,000       93%
 September 2005        1,792,000     1,368,000        424,000       85%


      Total collections for fiscal year ended September 2005 were $5,060,000 compared to $4,610,000 for 2004, which is a 10% increase. Net patient billings for 2005 were $6,498,000 compared to $5,262,000 for 2004, which is a 23% increase. The primary reason for the lower percentage increase in collections compared to net patient billings is the longer collection cycle for personal injury cases. As a result, when quarterly net patient billings are increasing compared to the previous quarters, there is a lag in the increase in collections. Based on analysis of historical collections, Management estimates that collections in a particular quarter should approximate 85% to 90% of the net patient billings in the second previous quarter. For example, collections in the March 2005 quarter were 79% of net patient billings in the September 2004 quarter. If this trend continues, collections in the December 2005 quarter and the March 2006 quarter should be $1,400,000 and $1,500,000, respectively.

      On December 29, 2005, the Company executed a series of agreements with a private investor under which the Company will issue a $30,000 convertible debenture and related warrants for the investor to purchase up to $3,270,000 of common stock. See Financial Statement Footnote 12. On January 10, 2006, the Company received initial funding of $250,000. The Company intends to file an SB-2 Registration Statement before January 31, 2006. When the Registration Statement becomes effective, additional funding of approximately $350,000 will be available to the Company.

      As of December 31, 2005, the Company owed the IRS for 2004 payroll trust fund taxes in the amount of $407,000 and 2005 taxes in the amount of $115,000. On January 12, 2005 $180,000 of the initial funding was applied to the outstanding taxes. The remainder will be paid from the funding at the effective date of SB-2 Registration Statement and from operating cash flow in 2006. The Company must still negotiate the amount of penalties and interest due the IRS in connection with the unpaid taxes. Although an exact amount can not be determined at this time, Management has reserved approximately $160,000 as of September 30, 2005.

      In connection with the clinic acquisition in August 2000, the Company issued a note payable, which had an original due date of September 1, 2003, which has been extended to December 31, 2005. The amount due as of December 31, 2005 including accrued interest was $1,177,000. The Company has obtained an extension until June 30, 2006. Interest will continue to accrue at $5,600 per month.


 Critical Accounting Estimate

    The sole critical accounting estimate for the Company is the allowance for discounts on patient billings. The estimate has a material impact on the Balance Sheet and the Statement of Operations. More than 99% of the billings are for patients with multiple visits to an individual clinic. In the case of patients treated under major medical insurance reimbursement and worker compensation insurance coverage, the payment for services is calculated and reimbursed on a per visit basis. These two sources of patient billing and reimbursement comprise approximately 20% of total revenue. The remaining 80% is derived from patient billings on personal injury cases. The reimbursement for personal injury cases is based on the cumulative billings over the treatment period, which usually extends over four to six weeks. The average billing for a personal injury case is between $3000 and $4,000.

    The critical accounting estimate for the Statement of Operations is the allowance for discounts on patient billings. The amount of this allowance is deducted from gross patient billings to arrive at net patient billings, which is the expected reimbursement for patient services over the reported period of operations. The critical accounting estimate for the Balance Sheet is the allowance for discount on patient billings and uncollectible patient billings. The amount of the allowance is deducted from gross patient billing receivables to arrive at net patient billings receivable at the balance sheet date. The value of the net accounts receivable exceeds 70% of the assets of the Company.

    Allowance  for  discounts  on  major  medical  and  worker   compensation
 insurance billings

    Approximately 95% of the billings are for patients treated at the Katy and Bandera clinics. The accounting estimate for discount on major medical and worker compensation insurance billings is calculated based on historical discount allowances taken by the responsible insurance carriers. In fiscal 2005, this billing category included approximately $750,000 in billings for patients treated on spinal decompression systems located at the Katy clinic for twelve months and the Bandera clinic for one month. The Company has estimated the allowance for discount at 55% for spinal decompression system treatments and 53% for other major medical patient billings. Although the Company has no knowledge at the present time, if the discount for spinal decompression billings increases by more than 5% in fiscal 2006, the clinics will request cash payment or a higher reimbursement from the patient. The weighted-average allowance for discounts on the balance sheet and statement of operations is approximately 55%. Due to the shorter collection period for reimbursement of billings, these two categories are less than 10% of the accounts receivable at September 30, 2005.

    Allowance for discounts on personal injury case billings

    Approximately 80% of the revenue is generated by personal injury patient billings. The two primary factors used in calculating the estimate for the allowance for discounts are the percentage of cases for patients treated by the clinics which reach the settlement stage and the amount of discount expressed as a percentage of the settlement.

    Approximately 95% of personal injury patients are represented by attorneys. After a patient has seen the doctor at the initial visit and a treatment plan has been discussed, the patient is provided with contact information of attorneys available to represent the patient. If the patient enters into a representation agreement with an attorney, the attorney issues a letter of protection (LOP) to the clinic. The LOP guarantees payment to the clinic for medical services when the case is settled with the insurance company for the responsible party. The attorney is required to confirm coverage for medical treatment of the patient within 10 business days and verify the amount of property damage. In addition, the attorney will pay the clinic an advance on the future settlement, which ranges from $300 to $500. As a result of these procedures, the amount of patient billings written-off as a percentage of revenue has declined over the last two years.
  The following table outlines the actual percentage of cases written-off during the first 60 days of treatment for 2004 and 2005 and an estimate for 2006 expressed as a percentage of total patient billings:

      Clinic Type       Fiscal 2004          Fiscal 2005        Fiscal 2006
                           Actual               Actual            Estimate
      -------------     -----------          -----------        -----------
      Company-owned           5%                  4%                 4%

      Affiliated        Not applicable     Not applicable     Not applicable


 The most important factor in calculating the allowance for discounts on personal injury cases is the discount percentage on settled cases. The primary focus for Management is the continued improvement, i.e. reduction, in the discount allowed on settled cases. The following table outlines the actual results for 2004 and 2005 plus an estimate for 2006:

      Clinic Type       Fiscal 2004          Fiscal 2005        Fiscal 2006
                           Actual               Actual            Estimate
      -------------     -----------          -----------        -----------

      Company-owned          47%                 42%                32%

      Affiliated             22%                 31%                28%

      Weighted average       45%                 40%                31%

 The improvement from 45% to 40% between 2004 and 2005 is the result of multiple factors. One factor is the decision by Management to refer approximately 80% of Texas personal injury patients to four law firms. These firms have multiple offices that are convenient to the company-owned and affiliated clinics. Surveys conducted by independent services indicate that total settlements for personal injury cases related to automobiles range from 120% to 160% of medical services. In 2005, the Company requested these law firms to reimburse medical providers at least 50% of the settlement amount, which equates to between 60% and 80% of medical billings by the clinics or a discount between 20% and 40%. Another factor is the lower discount for cases settled by the affiliated and medical clinics. Lastly, the clinics are monitoring the total billings for individual cases taking into consideration factors considered by the insurance carriers including the amount of property damage.

 Management anticipates a further reduction in the discount in 2006 from 40% to 31%. All three factors discussed above should improve, in particular, the collections as a percentage of the total settlement should increase to 60% resulting in a corresponding decrease in the discount allowed on settled cases.

 Based on a review and assessment of the above discussed factors, Management believes that the allowance for discount on the Statement of Operations for the year ended September 30, 2005 is materially accurate and the resulting net revenue represents the collectible amount in future periods and correspondingly, the allowance for discount on the Balance Sheet as of September 30, 2005 is materially accurate.


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


 ITEM 7. FINANCIAL STATEMENTS

                         AMERICAN HEALTHCHOICE, INC.
                               AND SUBSIDIARIES


                                    INDEX


                                                                  Page
                                                                  ----
 FINANCIAL STATEMENTS:

 Report of Independent Registered Public Accounting Firm           15

 Consolidated Balance Sheet - September 30, 2005                   16

 Consolidated Statements of Operations - Years Ended               17
      September 30, 2004 and 2005

 Consolidated Statements of Changes in Stockholders' Equity        18
      - Years  Ended September 30, 2004 and 2005

 Consolidated Statements of Cash Flows - Years Ended               19
      September 30, 2004 and 2005

 Notes to Consolidated Financial Statements                        20

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


 To the Board of Directors and Stockholders
 American HealthChoice, Inc. and Subsidiaries


 We have audited the accompanying consolidated balance sheet of American HealthChoice, Inc. and Subsidiaries as of September 30, 2005, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period ended September 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

 We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American HealthChoice, Inc. and Subsidiaries as of September 30, 2005, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2005 in conformity with accounting principles generally accepted in the United States of America.



 Lane Gorman Trubitt, L.L.P.
 Dallas, Texas
 December 2, 2005 except for Note 12
 for which the date is January 11, 2006

                         AMERICAN HEALTHCHOICE, INC.
                               AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEET
                              SEPTEMBER 30, 2005


                                    ASSETS
 Current Assets:

 Cash                                                     $        8,599
 Accounts receivable, less allowance for doubtful
   accounts of $ 3,882,923                                     5,891,902
 Notes receivable                                                208,833
 Other current assets                                             40,426
                                                           -------------
      Total current assets                                     6,149,760

 Property and equipment, net                                     468,835
 Goodwill, net                                                 1,348,570
                                                           -------------
      Total assets                                        $    7,967,165
                                                           =============


                  LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities:

 Notes payable and capital lease obligations              $      248,074
 Acquisition note payable including accrued interest           1,165,497
 Bankruptcy claims of unsecured creditors                        210,000
 Obligations to related parties                                1,418,700
 Accrued payroll taxes and penalties                             638,470
 Accrued affiliated clinic management fees                       267,286
 Accounts payable and accrued expenses                           468,545
                                                           -------------
      Total current liabilities                                4,416,572


 Commitments and Contingent Liabilities

 Stockholders' Equity:

 Preferred stock, $.001 par value; 5,000,000
   shares authorized; 13,875 shares issued                     1,387,500
 Common stock, $.001 par value; 200,000,000 shares
   authorized; 110,970,759 shares issued and outstanding         110,971
 Additional paid-in capital                                   20,751,088
 Accumulated deficit                                         (18,698,966)
                                                           -------------
      Total stockholders' equity                               3,550,593
                                                           -------------
      Total liabilities and stockholders' equity          $    7,967,165
                                                           =============


      See accompanying notes to these consolidated financial statements.

                         AMERICAN HEALTHCHOICE, INC.
                               AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   Years Ended September 30,
                                                   -------------------------
                                                      2004           2005
                                                   ----------     ----------
 Revenues:
   Patient billings                               $ 9,740,645    $11,095,449
   Allowance for discount on billings               4,478,107      4,597,473
                                                   ----------     ----------
   Net patient billings                             5,262,538      6,497,976
   Equipment rental and sales                               -         80,849
                                                   ----------     ----------
       Net revenues                                 5,262,538      6,578,825

 Operating Expenses:
   Compensation and benefits                        2,732,205      2,893,889
   Marketing and advertising                        1,151,457      1,269,732
   General and administrative                       1,066,781      1,290,097
   Affiliated clinic management fees                  179,000        362,000
                                                   ----------     ----------
       Total operating expenses                     5,129,443      5,815,718

                                                   ----------     ----------
 Operating Income                                     133,095        763,107

 Other Income (Expense):
   Interest expense and other costs of borrowing      (77,309)      (150,560)
   Bad debt expense                                (1,525,000)             -
   Other expense                                      (28,339)      (158,167)
   Other income                                             -        155,304
                                                   ----------     ----------
       Total other expenses                        (1,630,648)      (153,423)

                                                   ----------     ----------
 Net Income (Loss)                                 (1,497,553)       609,684

 Preferred stock dividend                                   -        (63,100)
                                                   ----------     ----------
 Net Income (Loss) Applicable to Common           $(1,497,553)   $   546,584
                                                   ==========     ==========
 Basic and diluted net earnings (loss) per share:
   Net Income (Loss)                              $     (0.01)   $      0.01
   Preferred stock dividend                                 -              -
                                                   ----------     ----------
   Basic and diluted net earnings (loss) per share
     applicable to common stockholders            $     (0.01)   $      0.01
                                                   ==========     ==========
 Weighted Average Common Shares Outstanding       104,812,000    108,205,000
                                                  ===========    ===========


      See accompanying notes to these consolidated financial statements.


                                        AMERICAN HEALTHCHOICE, INC.
                                             AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  YEARS ENDED SEPTEMBER 30, 2004 AND 2005

                                                                               Option to    Additional
                                         Common Stock       Preferred Stock     Acquire      Paid-in     Accumulated
                                      Shares      Amount   Shares     Amount    Common       Capital       Deficit        Total
                                                                                 Stock
                                    ----------    -------  ------    --------   --------    ----------   -----------    ----------
 Balances at September 30, 2003    103,100,766 $  103,100       -   $       -  $   8,000   $20,669,684  $(17,747,997)  $ 3,032,787

 Issuance of common stock in
   connection with debenture
   conversion                        7,258,493      7,259       -           -          -     1,303,141             -     1,310,400
 Cancellation of common stock
   in connection with purchase
   adjustment                      (13,164,000)   (13,164)      -           -          -        13,164             -             -
 Issuance of common stock in
   connection with consulting
   and legal agreements              7,000,000      7,000       -           -          -        72,000             -        79,000
 Issuance of Series B Preferred
   Stock                                     -          -  20,000   2,000,000          -    (2,000,000)            -             -
 Cancellation of common stock in
   connection with clinic sale      (3,600,000)    (3,600)      -           -          -       (90,000)            -       (93,600)
 Net loss                                    -          -       -           -          -             -    (1,497,553)   (1,497,553)
                                   -----------------------------------------------------------------------------------------------
 Balances at September 30, 2004    100,595,259    100,595  20,000   2,000,000      8,000    19,967,989   (19,245,550)    2,831,034

 Issuance of common stock in
   connection with employment
   agreement                         1,250,000      1,250       -           -          -        23,750             -        25,000
 Issuance of common stock in
   connection with exercise
   of stock options                  1,327,500      1,328       -           -     (8,000)       91,547             -        84,875
 Conversion of Series B Preferred
   Stock into common stock           7,152,000      7,152  (6,125)   (612,500)         -       605,348             -             -
 Issuance of common stock in
   connection with preferred
   stock dividends                     646,000        646       -           -          -        62,454       (63,100)            -
 Net income                                  -          -       -           -          -             -       609,684       609,684
                                   -----------------------------------------------------------------------------------------------
 Balances at September 30, 2005    110,970,759  $ 110,971  13,875  $1,387,500  $       -   $20,751,088  $(18,698,966)  $ 3,550,593
                                   ===============================================================================================


                                  See accompanying notes to these consolidated financial statements.


                         AMERICAN HEALTHCHOICE, INC.
                               AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                    Years Ended September 30,
                                                    --------------------------
                                                       2004            2005
                                                    ----------      ----------
 Cash Flows From Operating Activities:
 Net income (loss)                                $ (1,497,553)    $   609,684
 Adjustments to reconcile net income (loss)
     to net cash provided by (used in)
     operating activities:
   Employee and director compensation-stock                  -          53,000
   Other                                                62,362         (24,436)
   Bad debt loss                                     1,525,000               -
   Cancellation of bankruptcy obligations                    -        (155,000)
   Depreciation and amortization                        60,779          72,191
 Change in operating assets and liabilities, net:
   Accounts receivable-trade                          (707,097)     (1,210,365)
   Accounts payable and accrued expenses               602,684         435,545
                                                    ----------      ----------
       Net cash provided by (used in)
         operating activities                           46,175        (219,381)

 Cash Flows From Investing Activities:
   Payments on notes receivable                              -          27,500
   Property and equipment                               (4,667)        (43,197)
                                                    ----------      ----------
       Net cash used in investing activities            (4,667)        (15,697)

 Cash Flows From Financing Activities:
   Proceeds from notes payable                         123,500         325,500
   Payments on notes payable and capital leases       (176,508)        (91,394)
                                                    ----------      ----------
       Net cash provided by (used in)
         financing activities                          (53,008)        234,106
                                                    ----------      ----------
 Net Decrease In Cash                                  (11,500)         (3,687)
 Cash At Beginning Of Year                              21,071           9,571
                                                    ----------      ----------
 Cash At End Of Year                               $     9,571     $     8,599
                                                    ==========      ==========
 Supplemental Disclosure Of Cash Flow Information:
   Income taxes paid                               $     1,500     $         -
   Interest paid                                         5,000          70,000

 Supplemental Disclosure of Non-Cash Transactions:
   Issuance of common stock in connection with
     executive employment contract                           -          25,000
   Issuance of stock in connection with legal
     and consulting agreements                          79,000               -
   Conversion of debenture into stock                1,310,400               -
   Purchase of equipment through issuance of
     capital leases                                    120,000         122,000
   Cancellation of debt and stock in connection
     with sale of clinic                               212,200               -
   Sale of clinic assets                               308,200               -
   Issuance of note receivable in connection
     with sale of clinic                                96,000               -
   Issuance of common stock in connection
     with exercise of stock options                          -          56,875
   Conversion of preferred stock into common stock           -         612,500
   Preferred stock dividend                                  -          63,100


      See accompanying notes to these consolidated financial statements.

                         AMERICAN HEALTHCHOICE, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 1. Organization and Summary of Significant Accounting Policies

 Organization - American HealthChoice, Inc. and Subsidiaries (the Company) is a medical sales and service company which consists of a parent company and three business divisions: Medical Clinics, RehabCo and TelmedCo. The company operates 13 company-owned medical clinics in Texas. The Company has approximately 30 clinics in its Affiliated Clinic Program located in Texas, Tennessee and Kansas. Substantially all of the Company's revenues are derived from chiropractic, physical therapy and medical services provided to individuals living in the vicinity of the clinics. TelmedCo was formed to embrace the revolutionary technology of Telemedicine and to provide second opinions to patients of the Medical Clinics Division. Currently TelmedCo provides second opinions to company-owned and affiliated clinics as well as four clinics outside the Division's network. As of September 30, 2005 TelmedCo had 8 Production systems in place. RehabCo, Inc., a wholly-owned subsidiary of the Company, sells and recognizes commission revenue on the sale of spinal decompression systems.

 Consolidation Policy - The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material inter-company accounts and transactions have been eliminated in consolidation.

 Net Patient Billings - Revenue is recognized upon performance of services. Substantially all of the Company's revenues are derived from medical services provided to patients treated at the Company's company-owned and affiliated clinics. The allowance for discount on patient billings is an accounting estimate of the anticipated discounts on patient billings upon settlement and anticipated write-off of patient billings for which no settlement is received by the treating clinic. Allowances are maintained at levels considered appropriate by Management based upon historical experience and other factors deemed pertinent. Net patient billings are the anticipated reimbursement for medical services provided during the reported period of operations.

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

 Marketing and Advertising Costs - The Company's policy is to expense all costs in the period in which the marketing and advertising first takes place. Marketing and Advertising expense was approximately $1,270,000 and $1,151,000 for the years ended September 30, 2005 and 2004 respectively.

 Property and Equipment, net - Property and equipment are stated at cost less
 accumulated depreciation.   Depreciation  is  provided  over  the  estimated
 useful lives of the related assets, primarily using straight-line methods.

 Income Taxes - The Company accounts for income taxes under Statement of Financial Accounting Standards (SFAS) Statement No. 109, "Accounting for Income Taxes." SFAS Statement No. 109 requires that deferred income taxes be recorded on a liability method for temporary differences between the financial reporting and tax bases of a company's assets and liabilities, as adjusted when new tax rates are enacted.

 Goodwill - The Company adopted the provisions of SFAS Statement No. 142, "Goodwill and Other Intangible Assets" as of October 1, 2001. This policy requires an impairment test, which is performed by the Company on an annual basis. See footnote 3 to the consolidated financial statements.

 Recent Accounting Pronouncements - During the fiscal year ended September 30, 2005, the Financial Accounting Standards Board ("FASB") released SFAS Statement No. 154. The Company believes that the impact of these new standards will not have a material effect on the Company's consolidated financial position, results of operations or disclosures.

 Use of Estimates - In preparing the Company's financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

 Earnings per Share - Basic earnings per share are computed using the weighted-average number of common shares outstanding. Diluted earnings per share are computed using the weighted-average common shares outstanding after giving effect to potential common stock from stock options based on the treasury stock method. If the result of assumed conversions is dilutive, the average shares of common stock outstanding are increased. The effect of potentially dilutive securities at September 30, 2005 was immaterial and at September 30, 2004 was anti-dilutive.

 Reclassification of Certain Expenses- Certain expenses on the statement of operations for the year ended September 30, 2004 have been reclassified with no effect on net loss (or loss per common share) to be consistent with the classifications adopted for the year ended September 30, 2005.


 2. Property and Equipment

 Property and equipment consists of the following:

                                                 Useful Life    9/30/2005
                                                 -----------    ----------
    Land                                                   -   $   120,000
    Building and leasehold improvements           2-39 years        66,319
    Furniture and equipment, including
      equipment under capital leases              5-15 years       711,570
    Automobiles                                    5 years          93,355
    Less accumulated depreciation
      and amortization                                            (522,409)
                                                                ----------
                                                               $   468,835
                                                                ==========
 The following is a summary of equipment under capital leases:

      Equipment                                                $  190,080
      Less accumulated amortization                               (16,216)
                                                                ---------
                                                               $  173,864
                                                                =========

 All assets leased are pledged as collateral under the existing capital lease agreements.


 3. Goodwill

 The Company adopted SFAS Statement No. 142, "Goodwill and Other Intangible Assets" as of October 1, 2001. This pronouncement addresses the issue of proper accounting and reporting for intangible assets, such as purchased goodwill. SFAS 142 modified the purchase method of accounting by eliminating the amortization of goodwill and substituting an impairment test. In this regard, the Company engaged an independent valuation firm to conduct the impairment test as of September 30, 2004. Due to the significant increase in operating income for the twelve months ended
 September 30, 2005, Management elected to conduct the impairment test internally as of September 30, 2005. For testing purposes the "reporting unit", as prescribed by SFAS 142, was the three clinics acquired in September 2000 for a total purchase price of $5,247,500.

 The first step of the goodwill impairment testing process involves a "carrying amount comparison" that compares the fair value of the reporting unit to its carrying value. If fair value exceeds carrying value, then no further testing is required. For fiscal 2004 and fiscal 2005, the income approach was relied on with the discounted cash flow method utilized to compute the fair value. With respect to the valuation of the reporting unit, the firm relied on the results of the income approach. In connection with this approach, the firm utilized the discounted cash flow method for both years.

 For the twelve month period ended September 30, 2004 operating income for the reporting units was $377,000, prior to inclusion of a corporate expense allocation. Using the income approach and calculation assumptions consistent with the prior year, including a corporate expense allocation, the fair value of the net assets of the reporting unit was estimated to be approximately $3,600,000 as of September 30, 2004, in the opinion of the independent valuation firm. This fair value approximated the $3,555,000 carrying value of the reporting unit. Therefore, the Company has not recorded an impairment loss.

 For the twelve month period ended September 30, 2005 operating income for the reporting units was $842,000, prior to inclusion of a corporate expense allocation. Using the income approach and calculation assumptions consistent with the prior year, including a corporate expense allocation, the fair value of the net assets of the reporting unit was estimated to be approximately $5,600,000 as of September 30, 2005. This fair value exceeded the $3,589,000 carrying value of the reporting unit. Therefore, the Company has not recorded an impairment loss.


 4. Notes Payable and Capital Lease Obligations

                                                                   9/30/2005
                                                                   ----------
    Acquisition note payable including accrued interest           $ 1,165,497

    Notes payable secured by automobiles                               48,924

    Capital lease obligations secured by clinic equipment             185,178

    Other notes payable                                                13,972
                                                                   ----------
                                                                  $ 1,413,571
                                                                   ==========

 The acquisition note payable is to an investment group (See Footnote 5), in which certain officers and directors, and a beneficial owner of more than 5% of the common stock have a financial interest. The principal balance is
 $837,500 and bears interest at 8% per annum with an original due date of September 1, 2003. The Company has obtained an additional extension until June 30, 2006. Interest will accrue at approximately $5,600 per month. Interest expense on this note payable was approximately $67,000 for each of the years ended September 30, 2005 and 2004.

 Principal payments for the notes payable secured by automobiles are as follows: $22,500 in 2006, $18,000 in 2007 and $8,400 in 2008. Minimum lease payments, including $45,500 of interest expense, for the capital lease obligations secured by clinic equipment are as follows: $72,600 in 2006, $63,500 in 2007, $57,200 in 2008, and $37,400 in 2009. Certain capital lease obligations are guaranteed by an officer of the Company.


 5. Related Party Transactions

 Belair Capital Group, Ltd. ("Belair"), a Nevada limited liability company, is the holder of an $837,500 note payable issued in connection with the acquisition of three clinics in September 2000. In addition, the Company issued 8,375,000 shares of common stock to Belair as further consideration. The note payable of $837,500 and the 8,375,000 shares of common stock are the sole assets of Belair. The following shareholders are also members of
 Belair: the president and CEO (51% member interest), a principal shareholder and board member (19% member interest), and the seller of the clinics, a beneficial owner of more than 5% of the outstanding stock at September 30, 2005 (30% member interest).

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

 From January 2003 to December 2005, the corporate office of the Company has been located in a building leased from the President and CEO. The monthly rent was $2,200 per month. On January 1, 2006, the Company moved to a new building. The Company also leases property on a month-to-month basis from a related party. Rent expense to related parties totaled $41,950.

 The following schedule lists obligations to related parties as of September 30, 2005:

      Obligation                    President &      Other          Total
                                        CEO         Insiders
      ---------------------------    ----------     ---------     -----------
      (1) Bankruptcy bridge loans   $    72,600     $ 127,500     $   200,100
      (2) Deferred wages                671,700         4,600         676,300
      (3) Stock loans                   197,500       225,500         423,000
      (4) Other                         113,000         6,300         119,300
                                     ----------      --------      ----------
          Total                     $ 1,054,800     $ 363,900     $ 1,418,700
                                     ==========      ========      ==========

      (1) Loans to Company between February 1999 and August 1999. An equivalent value of common stock was issued at that time.

      (2) $85,000 in 1999 wages due from bankruptcy claim, $502,000 deferred wages from February 2002 to July 2004 and $84,700 deferred wages for 2005.

      (3) Includes $132,000 proceeds from sale of stock and equivalent loan to Company by President & CEO in 1997 and $65,500 loan from sale of stock in 2005. Also includes $225,500 loan to Company from an owner of more than 5% of outstanding stock form proceeds of sale of common stock.

      (4) Includes $72,600 accrued rent for corporate office.


 6. Lease Commitments

 Rent expense for the years ended September 30, 2004 and 2005 amounted to approximately $323,000 and $309,000, respectively. Future minimum lease payments under operating leases with terms in excess of one year are as follows:

                       Years ending September 30,
                       --------------------------
                       2006                           $ 153,000
                       2007                             103,000
                       2008                              28,000
                                                       --------
                       Total minimum lease payments   $ 284,000
                                                       ========

 7. Stockholders' Equity

 On April 18, 2004, the Company filed a Form S-8 with the Securities and Exchange Commission to issue 4,500,000 shares of unrestricted common stock pursuant to a consulting agreement with an attorney. Under the agreement, the attorney is obligated to provide approximately 140 hours of legal services for the Company. The fair market value of the stock issued was $54,000. At September 30, 2005, the attorney is obligated to provide approximately 100 hours of legal services.

 On April 28, 2004, the Company issued 2,500,000 shares of restricted common to an investor relation firm to provide consulting services for the six month period ending October 31, 2004. The fair market value of the stock issued was $25,000.

 On September 30, 2004 the Company issued $2,000,000 of Series B Preferred Stock in connection with the clinic acquisition in September 2000. The Series B Preferred Stock has the following terms: (i) face value of $100,
 (ii) 4%annual dividend, (iii) convertible into common stock at $0.05 per share or higher, (iv) automatic call conversion if stock price exceeds $0.20 per share, (v) redeemable for cash up to $250,000 per year for two years if net income exceeds $500,000 and (vi) automatic put conversion on September 30, 2007 at $0.05 per share.

 During fiscal year 2005, the president and CEO converted 4,375 shares of Series B Preferred Stock into 5,469,000 shares of common stock at a conversion price of $0.07 per share and an owner of more 5% of common stock converted 1,750 shares of Series B Preferred Stock into 1,683,000 shares of common stock at a conversion price of $0.10 per share.

 In March 2005 and September 2005, the Company issued 302,000 and 344,000 shares, respectively, as dividend payments on the Series B Preferred Stock.


 8.  Accounts Receivable


 Following is an aging analysis as of September 30, 2005 for the patient billing of the Medical Clinic Division:

 Clinic Type        Total      %     Less than   %     6 months    %     1 year to    %      Over       %
                                     6 months          to 1 year          2 years           2 years
 -------------    ----------  ---   ----------  ---   ----------  ---   ----------  ---   ----------  ---
 Company-owned   $ 8,428,000  100  $ 2,964,000   35  $ 1,822,000   22  $ 1,512,000   18  $ 2,130,000   25

 Affiliated          711,000  100      476,000   67      200,000   28       35,000    5            -    -

 Physician           808,000  100      406,000   51      213,000   26      113,000   14       76,000    9
                  ----------        ----------        ----------        ----------        ----------
 Total           $ 9,947,000  100  $ 3,846,000   39  $ 2,235,000   22  $ 1,660,000   17  $ 2,206,000   22
                  ==========        ==========        ==========        ==========        ==========


 The Medical Clinic Division patient billings receivables at September 30, 2004 and 2005 consist of the following, stated as a percentage of total accounts receivable:

                                                    9/30/2004    9/30/2005
                                                    ---------    ---------
    Personal injury claims                             86%          89%
    Medical claims filed with insurance companies       8            5
    Other claims                                        6            6
                                                      ---          ---
                                                      100%         100%
                                                      ===          ===


 9. Income Taxes

 The Company reported a net loss of $1,498,000 for the fiscal year ended September 30, 2004 and net income of $610,000 before preferred stock dividends for the fiscal year ended September 30, 2005. After taking into consideration differences for expense deductions for financial reporting purposes and for federal income tax purposes, the taxable loss was $1,494,000 in 2004 and the taxable income was $530,000 in 2005.

 At September 30, 2005, the Company has net operating loss carry forwards of approximately $6,000,000 to offset future taxable income. The net operating loss carry forwards expire in varying amounts from 2009 through 2024. All deferred tax assets have a valuation allowance which reduces the net deferred tax balance to zero.


 10. Stock Options

 In August 1995, the Company adopted its 1995 Employee Stock Option Plan (the "1995 Employee Plan") under which options to purchase shares of common stock may be issued to employees and consultants of the Company. The Company reserved 1,000,000 shares of common stock for issuance under the Employee Plan. Also in August 1995, the Company adopted the 1995 Non-Employee Director Stock Option Plan (the "1995 Director Plan") which provides for the grant of options to directors of up to 250,000 shares that do not qualify as "incentive stock options" under the Internal Revenue Code of 1986.

 In February 2005, the Company adopted its 2005 Stock Option Plan (the "2005"
 Plan) and filed a Form S-8 to register 5,000,000 shares of common stock. The 2005 Plan provides for the grant of incentive stock options to employees and the grant of non-qualified options to directors.

 The following schedule summarizes the changes in the 1995 Employee Plan, the 1995 Director Plan and the 2005 Plan for the two years ended September 30, 2005:

                                                          Option Price
                                        Number of    Per Share  Total Option
                                         Shares                    Price
                                       ---------     ---------  ------------
 Outstanding at September 30, 2003     1,017,500       $0.05     $ 50,900
 (1,017,500 exercisable)

   For the year ended
     September 30, 2004:
       Granted                           100,000        0.01        1,000
       Cancelled                          40,000        0.05        2,000
       Expired                                 -           -            -
       Exercised                               -           -            -
                                       ---------    -----------  --------
 Outstanding at September 30, 2004     1,077,500    0.05 - 0.01    49,900
   (1,077,500 exercisable)

   For the year ended
     September 30, 2005:
       Granted                         2,490,000    0.13 - 0.01   116,700
       Cancelled                          50,000         .05        2,500
       Expired                                 -           -            -
       Exercised                       1,327,500    0.05 - 0.01    56,900
                                       ---------    -----------  --------
 Outstanding at September 30, 2005     2,190,000    $0.13-$0.01  $107,200
   (2,190,000 exercisable)             =========    ===========  ========

 The fair value of all incentive options granted for 2005 would not have a material effect on net income reported for 2005. All options granted in the year ended September 30, 2004 were under the 1995 Director Plan. The expense attributable to the grants was immaterial.

 The expense attributable to options granted and exercised by directors under the 1995 Director Plan and the 2005 Plan for the year ended September 30, 2005, which were accounted for as non-qualified options, was $28,000.


 11. Bankruptcy Obligations

 At September 30, 2005, the Company was delinquent on payments for unsecured creditor claims according to the Plan of Reorganization confirmed by the Bankruptcy Court in September 2000 in the amount of $365,000. Per the Plan of Reorganization, claims in excess of $5,000 were to be paid in three annual installments due September 2001, 2002 and 2003, and claims less than $5,000 were to be paid in September 2001. Since the Bankruptcy Court has closed the case and no longer has jurisdiction, a creditor would have to file a civil suit in a Texas state court to pursue its claim. Due to the four year statute of limitation on filings civil suits in Texas, a creditor must initiate a suit by September 2005 to pursue collection of the September 2001 installment for claims in excess of $5,000 and for all claims less than $5,000.

 No creditor has initiated a claim as of September 30, 2005. Therefore in September 2005 the Company cancelled the claims of less than $5,000 in the amount of $50,000 and one-third of the claims in excess of $5,000 in the amount of $105,000. The total of $155,000 was reported as other income on the Statement of Operations.


 12. Convertible Debenture

 On December 29, 2005, the Company entered into three agreements with Golden Gate Investors, Inc. ("GGI"): (i) 4 3/4% Convertible Debenture ("Debenture"), (ii) Warrant to Purchase Common Stock ("Warrant"), and Securities Purchase Agreement.

 The Debenture Principal Amount is $30,000 and has a maturity date of December 29, 2008. The conversion price shall be 85% of the average of the 5 lowest volume weighted average prices("vwap") during the 20 trading days prior to GGI's election to convert. If GGI elects to convert a portion of the Debenture and, on the day that the election is made, the vwap is less than $0.075, the Company shall have the right to prepay that portion of the Debenture that GGI elected to convert, plus any accrued and unpaid interest, at 120% of such amount. In the event that the Company elects to prepay that portion of the Debenture, GGI shall the right to withdraw its conversion notice.

 The Company is obligated to file a Form SB-2 with the Securities and Exchange Commission relating to the offer and sale of securities included in the agreements with GGI. If the Form SB-2 is not effective by the 90th day from December 29, 2005, the Company shall be subject to certain default provisions.

 On January 10, the Company received the $30,000 proceeds from the Debenture and a prepayment of $220,000 towards the exercise of warrant shares.


 13. Contingencies

 The Company has received notices from the Internal Revenue Service (IRS) asserting deficiencies in trust fund payroll taxes for 2003 and 2004 tax years, and penalties and interest for 1999 to 2004 tax years. The total claim is approximately $815,000 including $426,000 in taxes and $389,000 in penalties and interest. The accompanying financial statements at September 30, 2005 reflect the Company's estimate of $599,000 for payroll taxes, penalties and interest.


 ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 None to report


                                   PART III


 ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS


 The following table sets forth information regarding the executive officers and directors of the Company.

        Name             Age           Position                   Since
        ----             ---           --------                   -----
 Joseph W. Stucki, D.C.   47   President, Chief Executive      March 1995
                               Officer and Chairman of the
                               Board of Directors

 John C. Stuecheli        58   Chief Financial Officer,        January 1999
                               Vice President and Secretary

 Jeffrey Jones, D.C.      44   Director                        March 1995

 Michael R. Smith, M.D.   47   Director                        December 1996

 V. John Mansfield        58   Director                        June 1998

 James Roberts            46   Director                        June 1998


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

      Jeffrey Jones, D.C. Dr. Jones is a Director of the Company. He is the Clinic Director of the United Chiropractic Uptown Clinic, New Orleans, Louisiana. He obtained his Louisiana Doctor of Chiropractic license in July 1985, and began his association with the United Chiropractic Uptown clinic shortly thereafter. In the past, Dr. Jones has acted as Regional Manager of other United Clinics in the greater New Orleans area. He is a member of the Chiropractic Association of Louisiana, The Union of Chiropractic Physicians and the American Chiropractic Association. Dr. Jones acquired the Uptown Clinic from the Company on September 30, 2004.

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

      V. John Mansfield. Mr. Mansfield became a Director of the Company in June 1998. He has been the President and Chief Executive Officer of Axis Capital LLC since May 1997. Axis Capital LLC, a privately owned company located in Atlanta, Georgia, provides advisory services for companies in transition, including start-ups, turnarounds, new growth initiatives and mergers and acquisitions. Since December 2003, Mr. Mansfield has been a director and the audit committee chairman of Technoconcepts, Inc., a wireless technology development company based in Sherman Oaks, California.

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

      (1) Dr. J. W. Stucki failed to file a Form 4 for the purchase of shares with a transaction value of $21,000
      (2) James Roberts, a Director, failed to file a Form 4 for the exercise of stock options with a transaction value of $8,000.
      (3) John Mansfield, a Director, failed to file a Form 4 for the exercise of stock options and the sale of shares with a transaction value of $16,000.
      (4) John Stuecheli, CFO and Secretary, failed to file a Form 4 for the exercise of stock options with a transaction value of $2,000.

 The individuals listed above intend to file the appropriate Form 5 before January 31, 2006.


 ITEM 10. EXECUTIVE COMPENSATION

                         Executive Compensation

      The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by, or paid to the Company's Chief Executive Officer and Chief Financial Officer for the last three fiscal years. No other executive officer of the Company who was serving at the end of fiscal 2005 earned more than $100,000 of annual base compensation for services in all capacities to the Company and its subsidiaries.

                    Summary Compensation Table
                                                             Long-Term Compensation
                                                             ------------------------
                               Fiscal Year     Annual        Restricted   Securities
  Name and Principal             Ending     Compensation       Stock      Under-lying     All other
    Position                  September 30    Salary ($)     Awards ($)   Options (#)  Compensation ($)
  --------------------------  ------------   -----------     -----------  -----------  ----------------
  Dr. Joseph W. Stucki          2005        262,950 (1)      $25,000 (5)                 $25,000 (5)
  Chairman of the Board,        2004        262,950 (2)
  President and                 2003        262,950 (3)      150,000 (4)
  Chief Executive Officer

  John C. Stuecheli             2005        113,000
  Vice President, Chief         2004         94,000
  Financial Officer             2003         90,500
  and Secretary
 ___________________________

   (1) Dr. Stucki deferred $58,000 in compensation.

   (2) Dr. Stucki deferred $111,000 in compensation.

   (3) Dr. Stucki deferred $211,000 in compensation.

   (4) Per the three year employment agreement ended September 30, 2003, Dr. Stucki was issued 15,000,000 shares of restricted common stock at $0.01 per share, which was the average price for the period of the agreement.

   (5) On October 1, 2003, the three year employment, which ended September
       30, 2003, was extended to September 30, 2005.  On October 1, 2004, Dr.
       Stucki was awarded $25,000 in additional compensation and was issued
       1,250,000 shares of restricted stock at $0.02 per share, which was the price at September 30, 2004. The award was consideration for Dr.
       Stucki extending the employment contract.


                    Stock Option and Stock Purchase Plans

      The following tables set forth the number of options granted to the Company's Chief Executive Officer and Chief Financial Officer during fiscal 2005 and the value of the unexercised options held by them at September 30, 2005.

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

                            None to report.

 ___________________



              Aggregate Option/SAR Exercises in Last Fiscal Year
              --------------------------------------------------
                  And Fiscal 2005 Year-End Option/SAR Values
                  ------------------------------------------

                                                   Number of
                                                   Securities      Value of
                                                   Underlying      Unexercised
                                                   Unexercised     In-the Money
                                                   Options/SARs    Options/SARs
                           Shares                  At FY-End (#)   At FY-End ($)
                          Acquired     Value
                        On Exercise   Realized     Exercisable/     Exercisable/
   Name                     (#)         ($)       Unexercisable    Unexercisable
  --------------------  ------------  --------    --------------   -------------

  Dr. Joseph W. Stucki      None        None         None               None

  John C. Stuecheli        42,500       $850         None               None

 ____________________


                            Employee Benefit Plans

 In August 1995, the Company adopted its 1995 Employee Stock Option Plan (the "1995 Employee Plan") under which options to purchase shares of Common Stock may be issued to employees and consultants of the Company. The Company reserved 1,000,000 shares of Common Stock for issuance under the Employee Plan. Also in August 1995, the Company adopted the 1995 Non-Employee Director Stock Option Plan (the "1995 Director Plan") which provides for the grant of options to directors of up to 250,000 shares that do not qualify as "incentive stock options" under the Internal Revenue Code of 1986. In addition, the Company adopted its 1995 Employee Stock Purchase Plan (the "Stock Purchase Plan"), effective October 1, 1995, which allows employees to acquire Common Stock of the Company at 85% of its fair market value from payroll deductions received from the employees. The Company has reserved a total of 250,000 shares of its Common Stock to be sold to eligible employees under the Stock Purchase Plan. In October 1996, the Board of Directors amended each of the Employee Plan, the Director Plan, and the Stock Purchase Plan to clarify various matters concerning the administration of such plans.
  In July 1997, the Company adopted its 1997 Executive Stock Bonus Plan ("Executive Stock Bonus Plan") under which options to purchase shares of Common Stock may be issued to employees of the Company. The Company reserved 260,870 shares of Common Stock for issuance under the Executive Bonus Plan. The following table presents the number of shares issued or options granted under each of the Plans as of September 30, 2005: In February 2005, the Company adopted its 2005 Stock Option Plan (the "2005 Plan") and filed a Form S-8 to register 5,000,000 shares of common stock. The 2005 Plan provides for the grant of incentive stock options to employees and the grant of non-qualified options to directors.


                                      Options
                                  Granted/Shares       Option Shares
        Plan                          Issued             Exercised
    -------------                     -------            ---------

 1995 Employee Plan                   977,500              977,500

 1995 Director Plan                   250,000              250,000

 Stock Purchase Plan                        0                    0

 Executive Stock Bonus Plan           190,475                    0

 2005 Plan                          2,290,000              100,000


                          Compensation of Directors

      The Company pays its Directors $1,500 for each Board of Director meeting attended in person and $250 for each telephonic Board meeting. The Company pays its Directors $350 for Audit and Compensation Committee meetings. The Company reimburses all Directors for reasonable out-of-pocket expenses incurred in connection with attending meetings. Pursuant to the Director Plan, all non-employee directors receive, at the beginning of each fiscal year, a 5-year option to purchase 50,000 shares of common stock at an exercise price determined by the Board of Directors at the time of grant. Also, pursuant to the Director Plan, all employee directors receive, at the beginning of each fiscal year, a 5-year option to purchase 20,000 shares of common stock at an exercise price determined by the Board of Directors at the time of grant. In November 2004, options to purchase 50,000 shares were granted to non-employee directors under the 1995 Director Plan. The exercise price was $0.01 per share. In February 2005, options to purchase 250,000 shares were granted to non-employee directors under the 2005 Plan. The exercise price ranged from $0.01 to $0.02.


                            Employment Agreements

      Effective October 1, 2000, the Company entered into a three-year employment agreement with Dr. Joseph W. Stucki to serve as President and Chief Executive Officer of the Company for an annual base salary of $250,000. Dr. Stucki is also entitled to a car allowance of $1,000 per month and reimbursement of up to $1,500 per year for continuing professional education. As consideration for renewing the contract, he received 5,200,000 shares of common stock. On September 30, 2003, he was awarded 15,000,000 shares of common stock, which was equivalent to $150,000 at a share price of $0.01. In the event of termination of the agreement for any reason by the Company or Dr. Stucki, he will be entitled to a severance pay equal to twelve months of his full salary. After a change of control of the Company, as defined in the employment agreement, if Dr. Stucki's employment is terminated, he terminates his employment, his duties are changed or certain other specified events take place, he will be entitled to a severance payment equal to twice his effective annual compensation, together with a continuation of all employee benefits for two years. On October 1, 2003, the three year employment, which ended September 30, 2003, was extended to September 30, 2005. On October 1, 2004, Dr. Stucki was awarded $25,000 in additional compensation and was issued 1,250,000 shares of restricted stock at $0.02 per share, which was the price at September 30, 2004. The award was consideration for Dr. Stucki extending the employment contract.

      Effective October 1, 2005, the Company entered into a three-year employment agreement with Dr. Joseph W. Stucki to serve as President and Chief Executive Officer of the Company for an annual base salary of $250,000. Dr. Stucki is also entitled to a car allowance of $1,000 per month and reimbursement of up to $1,500 per year for continuing professional education. . For the year ended September 30, 2006, Dr. Stucki shall receive a performance bonus derived from the percentage increase in net revenue in fiscal 2006 compared to fiscal 2005. For example, if the increase in net revenue is 15%, then the performance bonus shall be $37,500 ($250,000 multiplied by 15%).The calculation, derived from the audited financial statements, shall be approved by the Compensation Committee and shall be payable on December 31, 2006. For the years ended September 30, 2007 and 2008, the performance shall continue to be derived from the percentage increase in net revenue. In the event of termination of the agreement for any reason by the Company or Dr. Stucki, he will be entitled to a severance pay equal to twelve months of his full salary. After a change of control of the Company, as defined in the employment agreement, if Dr. Stucki's employment is terminated, he terminates his employment, his duties are changed or certain other specified events take place, he will be entitled to a severance payment equal to twice his effective annual compensation, together with a continuation of all employee benefits for two years.


 ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth information regarding the ownership of the Company's Common Stock as of December 31, 2005, by (i) each known beneficial owner of more than five percent (5%) of the outstanding Common Stock, (ii) each Director, (iii) each executive officer, and (iv) the executive officers and Directors as a group. The table also sets forth information regarding the ownership of the Company's Series B Preferred
 Stock, which is convertible into Common Stock. All share numbers are provided based on information supplied to management of the Company by the respective individuals and members of the group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

                                          Common Stock     Series B Preferred
                                                               Stock (8)
                                       Number of  Percent  Number of  Percent
                                        Shares   of Class   Shares   of Class
                                       --------- --------  --------- --------
   David P. Voracek, D.C. (1)          5,748,636    5.2%     7,000    50.45%
   2025 Tartan Trail
   Highland Village, Texas 75077

   Joseph W. Stucki, D.C. (2)         45,547,453   40.8%     4,375    31.50%
   7350 Hawk Road
   Flower Mound, Texas 75022

   Jeffrey Jones, D.C. (3)             6,681,921    6.6%     2,500    18.05%
   807 S. Carrollton Avenue
   New Orleans, Louisiana 70118

   John C. Stuecheli (4)                 819,500       *
   7350 Hawk Road
   Flower Mound, Texas 75022

   Michael R. Smith, M.D. (5)            371,167       *
   118 Canyon Circle
   Boerne, Texas 78006

   James Roberts (6)                     259,500       *
   6712 Biltmore Pl.
   Plano, Texas 75023

   V. John Mansfield (7)                       -       *
   10956 Big Canoe
   Big Canoe, Georgia 30143

   Officers and Directors as a        52,710,041   48.7%   13,875     100%
   group (6 persons)
 __________________________

   *Less than one percent.


 (1) The number of shares reported includes 614,800 shares owned of record by Mainstream Enterprises LLC, a limited liability company, in which Dr. Voracek has a 50% member interest.

 (2) Dr. Stucki is the Chief Executive Officer, President and Chairman of the Board of Directors of the Company.

 (3)  Dr. Jones is a Director of the Company.

 (4)  Mr. Stuecheli  is the  Chief Financial  Officer  and Secretary  of  the
      Company.

 (5)  Dr. Smith is a Director of the Company.

 (6) Mr. Roberts is a Director of the Company. The number of shares owned includes 150,000 shares issuable upon exercise of options at $0.01- $0.02 per share, which are currently exercisable.

 (7)  Mr. Mansfield is a Director of the Company.

 (8) On September 30, 2004, the Company issued $2,000,000 of Series B Preferred Stock, which has the following terms: (i) face value of $100,
      (ii) 4%annual dividend, (iii) convertible into common stock at $0.05 per share or higher, (iv) automatic call conversion if share price exceeds $0.20, (v) redeemable for cash up to $250,000 per year for two years if net income exceeds $500,000 and (vi) automatic put conversion on September 30, 2007 at $0.025 per share. Dr. Stucki converted 4,375 shares of Series B Preferred Stock into 5,468,750 shares of common stock. Dr. Voracek converted 1,750 shares of Series B Preferred Stock into 1,682,692 shares of common stock.


 ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Belair Capital Group, Ltd. ("Belair"), a Nevada limited liability company, is the holder of a $837,500 note payable issued in connection with the acquisition of three clinics in September 2000. The note payable of $837,500 is the sole asset of Belair. The following shareholders are also members of Belair: Dr. J.W. Stucki (51% member interest), Dr. Jeffrey Jones (19% member interest) and Dr. David Voracek (30% member interest).

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

 From January 31, 2003 to December 31, 2005, the corporate office was located in a building leased from Dr. J.W. Stucki. The monthly rent was $2,200 per month.


 ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits Required by Item 601

      (1)  The following financial statements are filed herewith in Item 7

           (i)   Consolidated Balance sheet as of September 30, 2005
           (ii) Consolidated Statements of Operations for the years ended September 30, 2005 and 2004.
           (iii) Consolidated Statements of Stockholders' Equity for the years ended September 30, 2005 and 2004.
           (iv) Consolidated Statements of Cash Flows for the years ended September 30, 2005 and 2004.
           (v)   Notes to Consolidated Financial Statements.

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

           4.8 Series B Preferred Stock terms and condition as of September 30, 2004. (incorporated by reference to Exhibit 4.8 to Form 10-KSB file number 000-26740 for the fiscal year ended September 30, 2004)

          10.3 1995 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.1 to Form10-QSB, file number 33-30677-NY, filed for the quarter ended June 30, 1995).

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

          10.25 Loan Agreement dated September 1, 2000 between Belair Capital, Ltd. and American HealthChoice, Inc. (incorporated by reference to Exhibit 10.25 to Form 10-KSB, file number 000-26740, filed for the fiscal year ended September 30,
                2000).

          10.26 Employment Agreement effective October 1, 2000 between Dr.
                J. W. Stucki and American HealthChoice, Inc. (incorporated by reference to Exhibit 10.26 to Form 10-KSB, file number 000-26740, filed for the fiscal year ended September 30,
                2000).

          10.27 Employment Agreement effective October 1, 2000 between Dr. Jeffrey Jones and American HealthChoice, Inc. (incorporated by reference to Exhibit 10.27 to Form 10-KSB, file number 000-26740, filed for the fiscal year ended September 30,
                2000).

           10.28 Employment Agreement effective October 1, 2000 between John
                C. Stuecheli and American HealthChoice, Inc. (incorporated by reference to Exhibit 10.28 to Form 10-KSB, file number 000-26740, filed for the fiscal year ended September 30,
                2000).

          10.29 Laredo Family Enterprises, LLC Financial Statements for the twelve months ended December 31, 1999 (incorporated by reference to Exhibit 10.29 to Form 10-KSB, file number 000-26740, filed for the fiscal year ended September 30,
                2000).

          10.30 San Benito Chiropractic Clinic, LLC Financial Statements for the twelve months ended December 31, 1999 (incorporated by reference to Exhibit 10.30 to Form 10-KSB, file number 000-26740, filed for the fiscal year ended September 30,
                2000).

          10.31 Acme Corpus Chiropractic Clinic, LLC Financial Statements for the twelve months ended December 31, 1999 (incorporated by reference to Exhibit 10.31 to Form 10-KSB, file number 000-26740, filed for the fiscal year ended September 30,
                2000).

          10.32 Employment Agreement effective October 1, 2005 between Dr,
                J. W. Stucki and American HealthChoice, Inc.*

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



                               AMERICAN HEALTHCHOICE, INC.


 Date: January 13, 2006        By:  /s/ Dr. J.W. Stucki
                                        Dr. J.W. Stucki, Chief Executive
                                        Officer and President

      In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 Signature                          Title                           Date
 -------------------      ----------------------------------  -----------------

 /s/ Dr. J.W. Stucki      Chief Executive Officer, President
     Dr. J.W. Stucki      and Chairman of the Board
                          (Principal Executive Officer)       January 13, 2006

 /s/ John C. Stuecheli    Chief Financial Officer and
     John C. Stuecheli    Vice President-Finance
                          (Principal Financial and
                          Accounting Officer)                 January 13, 2006

 /s/ V. John Mansfield    Director, Chairman of Audit
     V. John Mansfield    Committee                           January 13, 2006

 /s/ James Roberts        Director
     James Roberts                                            January 13, 2006

 /s/ Dr. Jeff Jones       Director
     Dr. Jeff Jones                                           January 13, 2006

 /s/ Dr. Michael Smith    Director
     Dr. Michael Smith                                        January 13, 2006