Form 10QSB
period 2005-12-31
AMERICAN HEALTHCHOICE INC /NY/
filed 2006-02-14
CIK 854862

U.S. Securities and Exchange Commission

                            Washington, D.C. 20549


                                 FORM 10-QSB

 (Mark One)
   [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended December 31, 2005

   [   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

            For the transition period from                    to

            Commission file number: 000-26740

                         AMERICAN HEALTHCHOICE, INC.
      (Exact name of small business issuer as specified in its charter)

                  New York                                   11-2931252
      (State or other jurisdiction of                     (I.R.S. Employer
       incorporation or organization)                   Identification No.)

      7350 Hawk Road, Flower Mound, TX                         75022
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

      Yes [ X ]      No [   ]

      Check whether the issuer is a  shell company (as defined in Rule  12b-2
 of the Exchange Act).  Yes [   ] No [ X ]

      As of December 31, 2005, there were outstanding 110,970,759 shares of the issuer's Common Stock, par value $.001 per share.

 Transitional Small Business Disclosure Format (check one)

      Yes [   ]      No [ X ]

                         AMERICAN HEALTHCHOICE, INC.

                             INDEX TO FORM 10-QSB

                   For the Quarter Ended December 31, 2005



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

                        PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements

                         AMERICAN HEALTHCHOICE, INC.
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET
                                 (Unaudited)
                             DECEMBER 31, 2005

                                   ASSETS
 Current Assets:

 Cash                                                         $     19,280
 Accounts receivable, less allowance for doubtful
   accounts of $ 4,266,359                                       6,425,712
 Notes receivable                                                  166,071
 Other current assets                                               40,426
                                                               -----------
      Total current assets                                       6,651,489

 Property and equipment, net                                       454,635
 Goodwill, net                                                   1,348,570
                                                               -----------
      Total assets                                            $  8,454,694
                                                               ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities:

 Notes payable and capital lease obligations                  $    230,641
 Acquisition note payable including accrued interest             1,200,497
 Bankruptcy claims of unsecured creditors                          210,000
 Obligations to related parties                                  1,450,492
 Accrued payroll taxes and penalties                               657,650
 Accrued affiliated clinic management fees                         369,302
 Accounts payable and accrued expenses                             577,212
                                                               -----------
      Total current liabilities                                  4,695,794

 Commitments and Contingent Liabilities

 Stockholders' Equity:

 Preferred stock, $.001 par value; 5,000,000 shares
   authorized; 13,875 shares issued                              1,387,500
 Common stock, $.001 par value; 200,000,000 shares
   authorized;110,970,759 shares issued and outstanding            110,971
 Additional paid-in capital                                     20,751,088
 Accumulated deficit                                           (18,490,659)
                                                               -----------
      Total stockholders' equity                                 3,758,900
                                                               -----------
      Total liabilities and stockholders' equity              $  8,454,694
                                                               ===========

      See accompanying notes to these consolidated financial statements.

                         AMERICAN HEALTHCHOICE, INC.
                               AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                                Three Months Ended December 31,
                                                -------------------------------
                                                      2004             2005
                                                   ----------       ----------
 Revenues:
   Patient billings                               $ 2,472,832      $ 2,843,223
   Allowance for discount on billings               1,047,168        1,083,381
                                                   ----------       ----------
     Net revenues                                   1,425,664        1,759,842

 Operating Expenses:
   Compensation and benefits                          662,146          747,611
   Marketing and advertising                          273,312          318,539
   General and administrative                         275,401          323,269
   Affiliated clinic management fees                   65,585          125,000
                                                   ----------       ----------
     Total operating expenses                       1,276,444        1,514,419

                                                   ----------       ----------
 Operating income                                     149,220          245,423

 Other Expenses:
   Interest expense                                    20,777           37,116
   Other expense                                        9,500                -
                                                   ----------       ----------
      Total other expense                              30,277           37,116

                                                   ----------       ----------
 Net Income                                       $   118,943      $   208,307
                                                   ==========       ==========

 Basic and Diluted Net Income Per Share           $         -      $         -

 Weighted Average Common Shares Outstanding       101,900,000      111,000,000


      See accompanying notes to these consolidated financial statements.

                              AMERICAN HEALTHCHOICE, INC.
                                   AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)


                                                Three Months Ended December 31,
                                                -------------------------------
                                                      2004             2005
                                                   ----------       ----------
 Cash Flows From Operating Activities:
 Net income                                       $   118,943      $   208,307
 Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization                       16,644           22,500
   Other                                               26,750                -

 Change in operating assets and liabilities, net:
   Accounts receivable-trade                         (265,649)        (533,810)
   Other current assets                                 3,678           42,762
   Accounts payable and accrued expenses              144,889          296,655
                                                   ----------       ----------
     Net cash provided by operating activities         45,255           36,414

 Cash Flows From Investing Activities:
   Payments on note receivable                          8,000                -
   Property and equipment                              (9,414)          (8,300)
                                                   ----------       ----------
     Net cash used in investing activities             (1,414)          (8,300)

 Cash Flows From Financing Activities:
   Payments on notes payable and capital leases       (29,966)         (17,433)
                                                   ----------       ----------
     Net cash used in financing activities            (29,966)         (17,433)
                                                   ----------       ----------
 Net Increase In Cash                                  13,875           10,681
 Cash At Beginning Of Year                              9,571            8,599
                                                   ----------       ----------
 Cash At End Of Period                            $    23,446      $    19,280
                                                   ==========       ==========
 Supplemental Disclosure Of Cash Flow Information:
   Income taxes paid                              $         -      $         -
   Interest paid                                        4,000           23,500

 Supplemental Disclosure of Non-Cash Transactions:
   Issuance of stock in connection with
     executive employment contract                     25,000                -
   Purchase of equipment through
     issuance of capital leases                        27,000                -
   Issuance of stock in connection
     with exercise of stock options                    14,000                -


      See accompanying notes to these consolidated financial statements.

                         AMERICAN HEALTHCHOICE, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1.   Organization

 American HealthChoice, Inc. and Subsidiaries (the Company) is a medical sales and service company which consists of a parent company and three business divisions: Medical Clinics, RehabCo and TelmedCo. The company operates 13 company-owned medical clinics in Texas. The Company has approximately 30 clinics in its Affiliated Clinic Program located in Texas, Tennessee and Kansas. Substantially all of the Company's revenues are derived from medical services provided to individuals living in the vicinity of the clinics. TelmedCo was formed to embrace the revolutionary technology of Telemedicine and to provide second opinions to patients of the Medical Clinics Division. RehabCo sells and recognizes commission revenue on the sale of spinal decompression systems.


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

 The results of operations for the three months ended December 31, 2005 are not necessarily indicative of the results to be expected for the full year. It is suggested that the December 31, 2005 financial information be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB dated September 30, 2005.


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

 Goodwill - The Company adopted the provisions of Financial Accounting Standard ("FAS") 142, "Goodwill and Other Intangible Assets" as of October 1, 2001. This policy requires an impairment test, which is performed by the Company on an annual basis.

 Earnings per share - Basic earnings per share are computed using the weighted-average number of common shares outstanding. Diluted earnings per share are computed using the weighted-average common shares outstanding after giving effect to potential common stock from stock options based on the treasury stock method.


 4.   Convertible Debenture

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

 On February 2, 2006 the Company filed a Form SB-2 with the Securities and Exchange Commission relating to the offer and sale of securities included in the agreements with GGI. If the Form SB -2 is not effective by the 90th day from December 29, 2005, the Company shall be subject to certain default provisions. On January 10, 2006 the Company received the $30,000 proceeds from the Debenture and a prepayment of $220,000 towards the exercise of warrant shares.


 Item 2.   Management's Discussion and Analysis or Plan of Operation

 Results of Operations

 The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and is qualified in its entirety by the foregoing and by other more detailed financial information appearing elsewhere.

 Three Months Ended December 31, 2005 Compared to Three Months Ended December 31, 2004

      Patient Billings. For the three months ended December 31, 2005, patient billings increased from $2,473,000 in 2004 to $2,843,000 in 2005. Patient billings at company-owned clinics increased $65,000 or 3% due primarily to an increase in personal injury cases at the clinics. Patient billings at affiliated clinics increased from $168,000 in 2004 to $478,000 in 2005 due to an increase in the number of clinics in the program from 15 to 30 clinics.

      Allowance for Discount on Billings. For the three months ended December 31, 2005, allowance for discount on billings increased from $1,047,000 in 2004 to $1,083,000 in 2005. $155,000 is attributable to the increase in patient billings in the amount of $370,000 offset by an $119,000 downward adjustment in the allowance as a percentage of patient billings from 42% in the 2004 period to 38% in the 2005 period. The adjustment reflects an increase in the collection percentage on cases that were settled by patient's attorneys in 2005 compared to 2004 and a higher overall collection percentage for affiliated and medical clinic billings.

      Compensation and Benefits. For the three months ended December 31, 2005, compensation and benefits increased from $662,000 in 2004 to $748,000 in 2005. Compensation and benefits at company-owned clinics increased $100,000 with $44,000 attributable to compensation and benefits for two former affiliated clinics, which were acquired in August 2005 and $60,000 in compensation earned by doctors for higher clinic profits in 2005 compared to 2004.

      Marketing and Advertising. For the three months ended December 31, 2005, marketing and advertising increased from $273,000 in 2004 to $319,000 in the 2005 period. The patient billings for the 2005 period had a higher percentage of personal injury cases, which carry higher marketing expenses. As discussed above under allowance for discount on billings, the collection percentage on personal injury cases is greater than major medical cases, which partially mitigates the higher marketing expense.

      General and Administrative. For the three months ended December 31, 2005, general and administrative increased from $275,000 in 2004 to $323,000 in 2005. Legal and professional expense increased from $39,000 in the 2004 period to $52,000 in the 2005 period due primarily to legal expenses related to lawsuits where the Company is the plaintiff. In addition, depreciation expense increased from $17,000 in the 2004 period to $23,000 in the 2005 period due primarily to acquisition of clinic equipment.

      Affiliated Clinic Management Fees. Due to the related increase in patient, management fees attributable to patient billings from affiliated clinics were $125,000 in the 2005 period compared to $66,000 in the 2004 period.

 Liquidity and Capital Resources

 For the three months ended December 31, 2005, net cash provided by operating activities was $36,000. The primary reasons for the difference of $172,000 between net income of $208,000 and net cash provided by operating activities is a $534,000 increase in net accounts receivable offset by a $297,000 increase in accounts payable and accrued expenses.

 Collections on patient billings increased from $1,144,000 in 2004 to $1,303,000 in 2005. The Company forecast for the three month period ended December 31, 2005 was $1,400,000. The shortfall was due to fewer personal injury cases being settled than had been forecasted based on historical data. However, the average collections for settled cases were within the forecast range. After discussions with attorneys, Management believes the shortfall was due to an increase in the number of personal injury cases being sent into litigation by the attorneys due lower than expected settlement offers by the insurance companies. The Company is currently evaluating the impact on cash flow but still expects to meet its financial obligations due to an anticipated increase in the total number of personal injury cases scheduled for settlement.

 On December 29, 2005, the Company executed a series of agreements with a private investor under which it issued a $30,000 convertible debenture and related warrants for the investor to purchase up to $3,270,000 of common stock. On January 10, 2006, the Company received initial funding of $250,000 from this investor. On February 2, 2006, the Company filed a Form SB-2 Registration Statement under the Securities Act of 1933. When this Registration Statement becomes effective, additional funding of approximately $350,000 will be available to the Company.

 As of December 31, 2005, the Company owed the IRS for 2004 payroll trust fund taxes in the amount of $407,000 and 2005 taxes in the amount of $115,000. On January 24, 2006 $115,000 of the initial debenture funding was applied to the outstanding taxes. The remainder will be paid from the funding at the effective date of the Registration Statement and from operating cash flow. The Company must still negotiate the amount of penalties and interest due the IRS in connection with the unpaid taxes. Although an exact amount can not be determined at this time, Management has reserved approximately $160,000 as of September 30, 2005.

 In connection with the clinic acquisition in August 2000, the Company issued a note payable, which had an original due date of September 1, 2003. The amount due as of December 31, 2005 including accrued interest was $1,200,000. The Company has obtained an extension until June 30, 2006. Interest will continue to accrue at $5,600 per month.

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

 None


 Item 6.  Exhibits and Reports on Form 8-K

 31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Dr. J. W. Stucki, President and Chief Executive Officer

 31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for John C. Stuecheli, Vice President and Chief Financial Officer

 32.1 Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Dr. J.W. Stucki, President and Chief Executive Officer

 32.2 Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for John C. Stuecheli, Vice President and Chief Financial Officer

 The Company filed a Form 8-K on January 17, 2006 related to the issuance of a debenture and related agreements.


                               SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               AMERICAN HEALTHCHOICE, INC.

 Date: February 14, 2006       By:  /s/ Dr. J.W. Stucki
                               Dr. J.W. Stucki, Chief Executive
                               Officer and President

 Date: February 14, 2006       By:  /s/John C. Stuecheli
                               John C. Stuecheli, Chief Financial Officer and
                               Vice President - Finance
                               (Principal Financial and Accounting Officer)