Form 10QSB
period 2006-03-31
AMERICAN HEALTHCHOICE INC /NY/
filed 2006-05-15
CIK 854862

U.S. Securities and Exchange Commission

                            Washington, D.C. 20549


                                 FORM 10-QSB

 (Mark One)
   [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2006

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

      Yes [ X ]      No [   ]

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

      Yes [   ]      No [ X ]

 As of March 31, 2006, there were outstanding 111,429,759 shares of the issuer's Common Stock, par value $.001 per share.

 Transitional Small Business Disclosure Format (check one)

      Yes [   ]      No [ X ]

                         AMERICAN HEALTHCHOICE, INC.

                             INDEX TO FORM 10-QSB

                     For the Quarter Ended March 31, 2006



       Part I Financial Information

         Item 1.  Financial Statements

            Consolidated Balance Sheet .....................          2

            Consolidated Statements of Operations ..........          3

            Consolidated Statements of Cash Flows ..........          4

            Notes to Consolidated Financial Statements .....          5


         Item 2.  Management's Discussion and Analysis or
                  Plan of Operation ........................          7


         Item 3.  Controls and Procedures ..................          9

       Part II Other Information

         Item 1.  Legal Proceedings ........................          9

         Item 2.  Unregistered Sales of Equity Securities
                  and Use of Proceeds ......................          9

         Item 3.  Defaults upon Senior Securities ..........          9

         Item 4.  Submission of Matters to a Vote of
                  Security Holders .........................          9

         Item 5.  Other Information ........................          9

         Item 6.  Exhibits .................................          9

         Signatures ........................................         10

                        PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements

                         AMERICAN HEALTHCHOICE, INC.
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET
                                 (Unaudited)
                               MARCH 31, 2006

                                   ASSETS
 Current Assets:

 Cash                                                         $      5,144
 Accounts receivable gross                                      10,598,442
 Allowance for discount and uncollectible                       (3,804,120)
                                                               -----------
 Accounts receivable after allowance
   for discount and uncollectible                                6,794,322
 Accounts receivable attributable to affiliated clinics           (436,000)
                                                               -----------
 Accounts receivable net                                         6,358,322
 Other current assets                                              216,688
                                                               -----------
      Total current assets                                       6,580,154

 Property and equipment, net                                       453,783
 Goodwill, net                                                   1,348,570
                                                               -----------
      Total assets                                            $  8,382,507
                                                               ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities:

 Notes payable and capital lease obligations                  $    210,051
 Acquisition note payable including accrued interest             1,158,497
 Bankruptcy claims of unsecured creditors                          210,000
 Obligations to related parties                                  1,543,538
 Accrued payroll taxes and penalties                               541,603
 Accounts payable and accrued expenses                             534,199
                                                               -----------
      Total current liabilities                                  4,197,888

 Convertible debenture                                             250,000
                                                               -----------
                Total liabilities                                4,447,888

 Commitments and Contingent Liabilities

 Stockholders' Equity:

 Preferred stock, $.001 par value; 5,000,000 shares
   authorized; 13,875 shares issued                              1,387,500
 Common stock, $.001 par value; 200,000,000 shares
   authorized; 111,429,759 shares issued and outstanding           111,430
 Additional paid-in capital                                     20,778,129
 Accumulated deficit                                           (18,342,440)
                                                               -----------
      Total stockholders' equity                                 3,934,619
                                                               -----------
      Total liabilities and stockholders' equity              $  8,382,507
                                                               ===========

      See accompanying notes to these consolidated financial statements.

                         AMERICAN HEALTHCHOICE, INC.
                               AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                    Three Months Ended March 31,       Six Months Ended March 31,
                                    ----------------------------       --------------------------
                                       2005             2006              2005             2006
                                    ----------       ----------        ----------       ----------
 Revenues:
   Patient billings                $ 2,897,092      $ 2,675,525       $ 5,369,924      $ 5,518,748
   Allowance for discount
     on patient billings             1,284,888        1,027,355         2,332,056        2,110,736
                                    ----------       ----------        ----------       ----------
   Patient billings after
     allowance for discount          1,612,204        1,648,170         3,037,868        3,408,012
   Less patient billings
     attributable to affiliated
     clinic doctors                     77,053          126,000           154,108          251,000
                                    ----------       ----------        ----------       ----------
     Net patient billings retained   1,535,151        1,522,170         2,883,760        3,157,012
   Commissions on equipment sales       40,180                -            40,180                -
                                    ----------       ----------        ----------       ----------
     Net revenues                    1,575,331        1,522,170         2,923,940        3,157,012

 Operating Expenses:
   Compensation and benefits           736,127          718,178         1,398,273        1,465,789
   Marketing and advertising           293,835          273,635           567,147          592,174
   General and administrative          269,482          314,638           533,413          637,907
                                    ----------       ----------        ----------       ----------
     Total operating expenses        1,299,444        1,306,451         2,498,833        2,695,870

                                    ----------       ----------        ----------       ----------
 Operating income                      275,887          215,719           425,107          461,142

 Other Expenses:
   Interest expense                     20,362           40,000            41,139           77,116
   Other expense                        18,500                -            28,000                -
                                    ----------       ----------        ----------       ----------
     Total other expense                38,862           40,000            69,139           77,116

                                    ----------       ----------        ----------       ----------
 Net Income                            237,025          175,719           355,968          384,026

 Preferred stock dividend              (35,600)         (27,500)          (35,600)         (27,500)
                                    ----------       ----------        ----------       ----------
 Net Income Applicable to Common
   Stockholders                    $   201,425      $   148,219       $   320,368      $   356,526
                                    ==========       ==========        ==========       ==========
 Basic and Diluted Net Income
   Per Share                       $         -      $         -       $         -      $         -

 Preferred stock dividend                    -                -                 -                -

                                    ----------       ----------        ----------       ----------
 Basic and Diluted Net Income
   Per Share                       $         -      $         -       $         -      $         -
                                    ==========       ==========        ==========       ==========

 Weighted Average Common Shares    108,492,000      110,981,000       105,205,000      110,976,000


     See accompanying notes to these consolidated financial statements.


                         AMERICAN HEALTHCHOICE, INC.
                               AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                    Six Months Ended March 31,
                                                    --------------------------
                                                        2005         2006
                                                      ---------    ---------
 Cash Flows From Operating Activities:
 Net income                                          $  355,968   $  384,026
 Adjustments to reconcile net income to net cash
   used in operating activities:
   Depreciation and amortization                         17,412       45,000
   Employee and director compensation-stock              40,500            -
   Other                                                 11,000            -

 Change in operating assets and liabilities, net:
   Accounts receivable-trade                           (579,096)    (733,420)
   Other current assets                                 (16,152)     (35,929)
   Accounts payable and accrued expenses                126,477      154,839
                                                      ---------    ---------
        Net cash used in operating activities           (43,891)    (185,484)

 Cash Flows From Investing Activities:
   Payments on note receivable                           20,000            -
   Property and equipment                               (18,491)     (29,948)
                                                      ---------    ---------
        Net cash provided by (used in)
          investing activities                            1,509      (29,948)

 Cash Flows From Financing Activities:
   Proceeds from notes payable                          109,000            -
   Proceeds from convertible debenture                        -      250,000
   Payments on notes payable and capital
     lease obligations                                  (61,584)     (38,023)
                                                      ---------    ---------
        Net cash provided by financing activities        47,416      211,977

                                                      ---------    ---------
 Net Increase (Decrease) In Cash                          5,034       (3,455)

 Cash At Beginning Of Year                                9,571        8,599
                                                      ---------    ---------
 Cash At End Of Period                               $   14,605   $    5,144
                                                      =========    =========
 Supplemental Disclosure Of Cash Flow Information:
   Income taxes paid                                 $        -   $        -
   Interest paid                                          4,000       45,000

 Supplemental Disclosure of Non-Cash Transactions:
   Issuance of stock in connection with
     executive employment contract                       25,000            -
   Purchase of equipment through issuance
     of capital leases                                   27,000            -
   Issuance of stock in connection with exercise
     of stock options                                    26,000            -
   Conversion of preferred stock into common stock      612,500            -
   Preferred stock dividend                              35,600       27,500


      See accompanying notes to these consolidated financial statements.

                         AMERICAN HEALTHCHOICE, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1.   Organization

 American HealthChoice, Inc. and Subsidiaries (the Company) is a medical sales and service company which consists of a parent company and three business divisions: Medical Clinics, RehabCo and TelmedCo. The company operates 13 company-owned medical clinics in Texas. The Company has approximately 40 clinics in its Affiliated Clinic Program located in Texas and Tennessee. Substantially all of the Company's revenues are derived from medical services provided to individuals living in the vicinity of the clinics. TelmedCo was formed to embrace the revolutionary technology of Telemedicine and to provide second opinions to patients of the Medical Clinics Division. RehabCo sells and recognizes commission revenue on the sale of medical equipment.


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

 The results of operations for the six months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year. It is suggested that the March 31, 2006 financial information be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB dated September 30, 2005.


 3.    Summary of Significant Accounting Policies

 Consolidation policy - The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material inter-company accounts and transactions have been eliminated in consolidation.

 Net Patient Billings Retained- Revenue is recognized at the time medical services are provided to patients treated at the Company's company-owned and affiliated clinics. The allowance for discount on patient billings is an accounting estimate of the anticipated discounts on patient billings upon settlement and anticipated write-off of patient billings for which no settlement is received by the treating clinic. Allowances are maintained at levels considered appropriate by Management based upon historical experience and other factors deemed pertinent. Patient billings after allowance for discount are the anticipated reimbursement for medical services provided during the reported period of operations. Based on the indicators discussed in Emerging Issues Task Force (EITF) 99-19: "Reporting Revenue Gross as a Principal versus Net as an Agent", the Company has elected to reduce affiliated clinic patient billings after allowance for discounts by the amount attributable to medical services provided by affiliated clinic doctors. Under the terms of the agreement with the affiliated doctor, the Company pays the doctor between 40% and 50% of collections at the time of settlement as compensation for medical services. Net patient billings retained are the anticipated reimbursement for medical services provided as a principal for company-owned clinics and as an agent for affiliated clinics.

 Equipment Rental and Sales- Revenue is recognized when equipment is installed at the customer site for sales and the month of service for equipment rentals.

 Property and equipment, net - Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided over the estimated useful lives of the related assets, primarily using the straight-line method. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the improvements.

 Goodwill - The Company adopted the provisions of Financial Accounting Standard ("FAS") No. 142, "Goodwill and Other Intangible Assets" as of October 1, 2001. This policy requires an impairment test, which is performed by the Company on an annual basis.

 Earnings per share - Basic earnings per share are computed using the weighted-average number of common shares outstanding. Diluted earnings per share are computed using the weighted-average common shares outstanding after giving effect to potential common stock from stock options based on the treasury stock method.

 Reclassifications - Certain reclassifications have been made to the prior period financial statements in order for them to be in conformity with the current period presentation. These reclassifications had no effect on stockholders' equity or net income as previously reported


 4.   Convertible Debenture

 On December 29, 2005, the Company entered into four agreements with Golden Gate Investors, Inc. ("GGI"): (i) 4.75% Convertible Debenture ("Debenture"),
 (ii) Warrant to Purchase Common Stock ("Warrant"), (iii) Registration Rights Agreement and (iv) Securities Purchase Agreement. The Debenture Principal Amount is $300,000 and has a maturity date of December 29, 2008. The Warrants give GGI the right to purchase 3,000,000 shares of common stock at a price of $1.00 per share.

 On January 4, 2006, an addendum was executed, which reduced the debenture principal amount to $30,000 and revised the exercise price of the Warrant to $1.09. On April 28, 2006, an addendum was executed to increase the debenture principal amount to $1,000,000 and cancel the Warrant.

 On February 2, 2006 the Company filed a Form SB-2 Registration Statement ("SB-2") with the Securities and Exchange Commission relating to the offer and sale of securities included in the agreements with GGI. On April 28, 2006, the Company withdrew the SB-2 filed February 2, 2006 and filed a new SB-2, which reflected the terms of the Addendum dated April 28, 2006.

 On January 11, 2006, the Company received an advance on the Debenture in the amount of $250,000 and additional $200,000 on May 2, 2006 after filing the SB-2 on April 28, 2006. The remaining $550,000 will be wired to the Company within 5 days of the SB-2 becoming effective.

 The Debenture has a principal amount of $1,000,000 and bears interest at 4.75%, matures three years from the date of issuance, and is convertible into common stock. The Debenture is convertible into the number of shares of common stock equal to the dollar amount of the conversion divided by the lesser of (i) $0.75, (ii) eighty five percent of the average of the five lowest volume weighted average prices during the twenty (20) trading days prior to the conversion or (iii) eighty five percent of the volume weighted average price on the trading day prior to the conversion. GGI has agreed that, beginning in the first full calendar month after the registration statement is declared effective, it shall convert at least 3%, but no more than 30%, of the $1,000,000 principal amount per calendar month, provided that the common stock is available, registered and freely tradable. In the event that the volume weighted average price is less than $.075, the Company will have the option to pay the amount the debenture conversion in cash at 112% rather than have the debenture converted into common stock. If the Company elects to pay the debenture in cash, GGI may withdraw its conversion notice. The Company may reduce the monthly maximum conversion from 30% to 10% for any three calendar months (but not two consecutive months) by giving notice of such election to GGI at least ten business days prior to the first day of the applicable calendar month.

 The Form SB-2 Registration Statement filed April 28, 2006 seeks to register for resale by the selling stockholder up to 56,470,588 shares of common stock underlying the Debenture. Based on a price per share of $0.0625, the maximum aggregate offering price would be approximately $3,500,000.

 Since the Debenture is convertible at a discount to the market price of the common stock at the conversion date, the Company is required to calculate the intrinsic value of the beneficial conversion feature at the commitment date using facts available at that date per EITF 98-5: "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios". The Company has determined the commitment date will be the date the Form SB-2 Registration Statement filed April 28, 2006 becomes effective. If the Registration Statement had become effective May 1, 2006, the fair value would have been $0.0625 per share and the share price for the preceding 20 trading days would have been $0.06 per share. Applying a 15% discount the conversion price would have been $0.051, resulting in an intrinsic value of $225,500. The Company would record interest expense of $225,500 and increase additional paid-in capital by an equal amount. If the Company elects in the future to pay a debenture conversion in cash, it would reduce interest expense for the proportionate amount of the debenture principal.


 Item 2.   Management's Discussion and Analysis or Plan of Operation

 Results of Operations

 The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and is qualified in its entirety by the foregoing and by other more detailed financial information appearing elsewhere.

 Three Months Ended March 31, 2006  Compared to Three Months Ended  March 31,
 2005

      Patient Billings. For the three months ended March 31, 2006, patient billings decreased from $2,897,000 in 2005 to $2,676,000 in 2006. Patient billings at company-owned clinics decreased $408,000 due primarily to a decrease in personal injury cases at the clinics. Patient billings at affiliated clinics increased from $216,000 in 2005 to $403,000 in 2006 due to an increase in the number of clinics in the program from 15 to 40 clinics.

      Allowance for Discount on Patient Billings. For the three months ended March 31, 2006, allowance for discount on billings decreased from $1,285,000 in 2005 to $1,027,000 in 2006. $84,000 is attributable to the decrease in patient billings in the amount of $221,000 and a $174,000 downward adjustment in the allowance as a percentage of patient billings from 44% in the 2005 period to 38% in the 2006 period. The adjustment reflects an increase in the collection percentage on cases that were settled in 2006 compared to 2005 and a higher overall collection percentage for affiliated and medical clinic billings.

      Patient Billings Attributable to Affiliated Clinic Doctors. For the three months ended March 31, 2006, billings attributable to affiliated doctors increased $49,000 compared to 2005 due to an increase in the number of doctors in the affiliated clinic program.

      Compensation and Benefits. For the three months ended March 31, 2006, compensation and benefits decreased from $736,000 in 2005 to $718,000 in 2006. $51,000 of the decrease is attributable to compensation and benefits for RehabCo in 2005 with no comparable expense in 2006 offset by a $44,000 increase attributable to compensation and benefits for two former affiliated clinics, which were acquired in August 2005. The Company has hired mid-level management to control revenue growth.

      Marketing and Advertising. For the three months ended March 31, 2006, marketing and advertising decreased from $294,000 in 2005 to $274,000 in the 2006 period. The decrease is attributable to a corresponding decrease in patient billings for personal injury cases.

      General and Administrative. For the three months ended March 31, 2006, general and administrative increased from $269,000 in 2005 to $315,000 in 2006. Facility expenses including rent and utilities increased approximately $25,000 in the 2006 period in connection with the relocation of the corporate office in January 2006 and the acquisition of two affiliated clinics in August 2005. In addition, depreciation expense increased $23,000 in the 2006 period due primarily to the acquisition of spinal decompression equipment.

 Six Months Ended March 31, 2006 Compared to Six Months Ended March 31, 2005

      Patient Billings. For the six months ended March 31, 2006, patient billings increased from $5,370,000 in 2005 to $5,519,000 in 2006. Patient billings at company-owned clinics decreased $348,000 due primarily to a decrease in personal injury cases at the clinics. Patient billings at affiliated clinics increased from $384,000 in 2005 to $881,000 in 2006 due to an increase in the number of clinics in the program from 15 to 40 clinics.

      Allowance for Discount on Patient Billings. For the six months ended March 31, 2006, allowance for discount on billings decreased from $2,332,000 in 2005 to $2,111,000 in 2006. $57,000 is attributable to the increase in patient billings in the amount of $149,000 offset by a $278,000 downward adjustment in the allowance as a percentage of patient billings from 43% in the 2005 period to 38% in the 2006 period. The adjustment reflects an increase in the collection percentage on cases that were settled in 2006 compared to 2005 and a higher overall collection percentage for affiliated and medical clinic billings.

      Patient Billings Attributable to Affiliated Clinic Doctors. For the six months ended March 31, 2006, billings attributable to affiliated doctors increased $97,000 compared to 2005 due to an increase in the number of doctors in the affiliated clinic program.

      Compensation and Benefits. For the six months ended March 31, 2006, compensation and benefits increased from $1,398,000 in 2005 to $1,466,000 in 2006. Compensation and benefits at company-owned clinics increased $150,000 with $88,000 attributable to compensation and benefits for two former affiliated clinics, which were acquired in August 2005 and $60,000 in compensation earned by doctors for higher clinic profits in 2006 compared to 2005. The increase in company-owned expense was offset by a $51,000 decrease attributable to compensation and benefits for RehabCo in 2005 with no comparable expense in 2006.

      Marketing and Advertising. For the six months ended March 31, 2006, marketing and advertising increased from $567,000 in 2005 to $592,000 in the 2006 period. The increase is attributable to a corresponding increase in patient billings for personal injury cases.

      General and Administrative. For the six months ended March 31, 2006, general and administrative increased from $533,000 in 2005 to $638,000 in 2006. Facility expenses including rent and utilities increased approximately $50,000 in the 2006 period in connection with the relocation of the corporate office in January 2006 and the acquisition of two affiliated clinics in August 2005. In addition, depreciation expense increased $28,000 in the 2006 period due primarily to the acquisition of spinal decompression equipment.


 Liquidity and Capital Resources

 For the six months ended March 31, 2006, net cash used in operating activities was $185,000. The primary reasons for the difference of $569,000 between net income of $384,000 and net cash provided by operating activities is a $733,000 increase in net accounts receivable offset by a $155,000 increase in accounts payable and accrued expenses.

 Collections on patient billings increased from $2,365,000 in 2005 to $2,622,000 in 2006. The Company forecast for the six month period ended March 31, 2006 was $2,900,000. The shortfall was due to fewer personal injury cases being settled than had been forecasted based on historical data. However, the average collections for settled cases were within the forecast range. After discussions with attorneys, Management believes the shortfall was due to an increase in the number of personal injury cases being sent into litigation by the attorneys due lower than expected settlement offers by the insurance companies. The Company is currently evaluating the impact on cash flow but still expects to meet its financial obligations due to an anticipated increase in the total number of personal injury cases scheduled for settlement.

 As disclosed in Note 4 Convertible Debenture, the Company was advanced $250,000 on January 11, 2006 and $200,000 on May 2, 20006 from the proceeds of the $1,000,000 Convertible Debenture Principal. The Company will receive $550,000 within 5 days of the effective date of the Form SB-2 Registration Statement filed with the Securities and Exchange Commission on April 28, 2006. $115,000 of the $450,000 advance to date was applied to 2005 payroll taxes due the IRS and the remainder of $335,000 to working capital.

 As of March 31, 2006, the Company was current on 2006 payroll taxes and owed the IRS for 2004 payroll trust fund taxes in the amount of $426,000, which it intends to pay from the $550,000 remaining proceeds from the Convertible Debenture no later than June 15, 2006. The IRS has also assessed approximately $390,000 in penalties and interest for late payment of taxes for the period 1999 to 2004. The Company believes it can negotiate a reduction with the IRS and has established a reserve in the amount of $160,000 as of March 31, 2006. If the Company is required to pay more, then there will be an additional charge to the financial statements.

 Management continues to pursue a loan using the accounts receivable as collateral and expects to receive multiple proposals within the next 30 days. The proceeds from the loan should be in a range of $800,000 to $1,000,000 and will be used to fund acquisitions.


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


 Item 3.  Controls and Procedures

 Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Principal Financial and Accounting Officer, the Company performed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of March 31, 2006. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives. Based upon that evaluation, the Chief Executive Officer and Principal Financial and Accounting Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that material information relating to the Company and its consolidated subsidiaries will be received by them from others within those entities (particularly during the period in which this quarterly report was being prepared).

 There were no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


                         PART II.  OTHER INFORMATION

 Item 1.  Legal Proceedings

 There have been no material events related to legal proceedings.


 Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

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


                               AMERICAN HEALTHCHOICE, INC.

 Date: May 15, 2006            By:  /s/ Dr. J.W. Stucki
                               Dr. J.W. Stucki, Chief Executive
                               Officer and President

 Date: May 15, 2006            By:  /s/John C. Stuecheli
                               John C. Stuecheli, Chief Financial
                               Officer and Vice President - Finance
                               (Principal Financial and Accounting Officer)