Form 10KSB/A
period 2005-09-30
AMERICAN HEALTHCHOICE INC /NY/
filed 2006-07-18
CIK 854862

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                FORM 10-KSB/A
 (Mark One)
 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                    DOCUMENTS INCORPORATED BY REFERENCE
                                   None

                  Transitional Small Business Disclosure
                            Format (Check one)
                             Yes [ ]      No [X]

                         AMERICAN HEALTHCHOICE, INC.

                                FORM 10-KSB

                             TABLE OF CONTENTS

                                                                       Page
                                                                       ----
                                   PART I

 Item 1.   Description of Business..................................     1

 Item 2.   Description of Property..................................     3

 Item 3.   Legal Proceedings........................................     4

 Item 4.   Submission of Matters to a Vote of Security Holders......     4



                                   PART II

 Item 5.   Market for Common Equity and Related Stockholder Matters.     4

 Item 6.   Management's Discussion and Analysis or Plan of Operation     5

 Item 7.   Financial Statements.....................................    16

 Item 8.   Changes In and Disagreements with Accountants
             on Accounting and Financial Disclosure.................    32

 Item 8A.  Controls and Procedures..................................    32

 Item 8B.  Other....................................................    33



                                   PART III

 Item 9.  Directors, Executive Officers, Promoters and Control
            Persons; Compliance with Section 16(a) of the
            Exchange Act............................................    33

 Item 10.  Executive Compensation...................................    35

 Item 11.  Security Ownership of Certain Beneficial
             Owners and Management..................................    39

 Item 12.  Certain Relationships and Related Transactions...........    40

 Item 13.  Exhibits and Reports on Form 8-K.........................    41

 Signatures.........................................................    44

                                 PART I


 ITEM 1. DESCRIPTION OF BUSINESS

 General

      American HealthChoice, Inc. is a medical sales and service company established in 1994 headquartered in Flower Mound, Texas, a suburb of Dallas. Our common stock is quoted on the OTCBB under the symbol "AMHI". We own three business divisions:

   *   Medical Clinics
   *   TelmedCo
   *   RehabCo

      The address of our principal office is 7350 Hawk Road, Flower Mound, Texas 75022. Our telephone number is (972) 538-0122 and fax number is (972) 538-0131. We have an internet website at www.americanhealthchoice.com.

      At September 30, 2005, we had 65 full-time employees.

 Medical Clinics

      This Texas based medical service company operates medical clinics. As of December 31, 2005, the Division had 13 company-owned clinics in Texas and approximately 30 clinics in its Affiliated Clinic Program located in Texas, Tennessee and Kansas. The current annual run rate for patient billings exceeds $12 million. We plan to continue adding new affiliated clinics at the rate of two per month in fiscal 2006.

      In June 2003, the Medical Clinics Division initiated an Affiliated Clinic Program whereby it has a contractual relationship with established clinics owned and/or operated by individual doctors. Under this program, we direct patients to these clinics from established marketing sources. At time of settlement we pay the treating doctor a contracted amount. The primary financial benefit is additional operating income without new fixed costs such as employee salaries or office rent. The arrangement is equally attractive to the treating doctor because of the increased number of patients and the resulting increased income.

      The Division's strategic business model for its Affiliated Clinic Program has two components. First, a medical clinic owned by a physician with an established patient base and experience in treating personal injury and workers compensation patients and second, multiple marketing resources to direct prospective patients to the clinic. Through June 2004, the Company added approximately 15 Texas clinics to the Affiliated Clinic
 Program. The annual patient billings range from $200,000 to $600,000. Total billings in fiscal year 2005 were approximately $1,500,000 for these clinics. Two of these clinics were recently acquired and converted to company-owned clinics.

      In August 2005, the Division established five new affiliated clinics in the Nashville, Tennessee area. To date, billings have exceeded expectations with an annual run rate of approximately $600,000. The average case settlement thus far has been greater than similar cases at the Texas clinics. In December 2005, a clinic located in Kansas City, Kansas joined the program.

      In fiscal 2006, the growth strategy for the company-owned clinics is to continue expanding the number of patients and increase the average settlement amount on cases. In this regard, major attorneys working with the Texas clinics have agreed to increase the percentage of the total case settlement amount paid to the medical providers of which the Medical Clinics Division is the largest. In addition, we plan on adding new affiliated clinics at the rate of two per month. Lastly, the Division may acquire two established medical clinics in Texas with patient billings in excess of $3,000,000 on an annual basis.


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

 TelmedCo has an internet website at www.Telemedco.com


 RehabCo

   On March 7, 2005, RehabCo, Inc., a wholly-owned subsidiary of American HealthChoice, acquired certain assets of Axiom Marketing Group, Inc. Axiom was a distributor of medical equipment, including spinal decompression systems. The acquisition was accounted for under the purchase method of accounting. On June 30, 2005, the Company terminated the agreement to acquire the assets of Axiom Marketing Group, Inc. See Note 12 to the Financial Statements.


 For the twelve months ended September 30, 2005, RehabCo sold and recognized commission revenue on the sale of approximately five spinal decompression systems.

 We are in the process of implementing a revised business plan for RehabCo to include the sale and rental of spinal decompression systems and other medical products including dry-hydro therapy, laser therapy, bone densiometry and medical thermography. The Company has identified a new management team and expects the first sales of medical equipment in January 2006.

 RehabCo has an internet website at www.Rehabco.com


 ITEM 2. DESCRIPTION OF PROPERTY

      We lease approximately 1,500 square feet in a building in Flower Mound, Texas at a monthly rent $2,600 for use as our headquarters. We currently own a parcel of land in San Antonio, Texas, on which our Southcross clinic is located.

      The Medical Clinic Division owns, operates and manages thirteen clinics. The following table lists the clinics, locations, monthly rents, services provided, and date acquired or commenced operation by the Division.


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


 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters to report

                                PART II


 ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Market Information. Our common stock is quoted on the OTC Bulletin Board under the symbol "AMHI".

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

      Holders. Based on information provided by our transfer agent, we had approximately 100 holders of record of our common stock at September 30, 2005.

      Dividends. We have paid no cash dividends since our inception, and it is unlikely that any cash dividends will be paid in the future. The declaration in the future of any cash or stock dividends will be at the discretion of the Board of Directors depending upon the earnings, capital requirements and financial position of the Company, general economic conditions and other pertinent factors. There are no dividend restrictions in any creditor or other agreement to which the Company is a party.


 ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

 Amended Report

      Following is a summary of the revisions and additions for Item 6 of this amended in comparison to the Report filed January 13, 2006.

   * We have changed our accounting treatment for revenue recognized for patients treated at our affiliated clinics. The Summary of Results of Operations and related disclosures have been revised accordingly.

   * The accounting treatment for bad debt expense has been revised from the previous report. The new accounting treatment is discussed in detail in the Critical Accounting Estimate section of this Item.

   * The year to year comparison section of the Summary of Results of Operations has been revised to reflect the revised accounting treatment for affiliated clinic revenue and bad debt expense.

   * The Critical Accounting Estimate section has been expanded to include additional discussion and analysis on the calculation of the accounting estimates related to the provision for discount and bad debt expense for the Statement of Operations and the allowance for discount and uncollectible on the Balance Sheet.

 Overview

   For fiscal year 2005 and the two previous years, billings from patients treated at the medical clinics have been the primary source of revenue. For financial statement purposes, we report billings for patients treated at our company-owned clinics gross as a principal and net as an agent at our affiliated clinics in compliance with Emerging Issues Task Force ("EITF") 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent."

   Revenue for patients treated at our company-owned clinics is recognized at the time of treatment. Patients are billed at reasonable and customary rates for medical services provided by the treating doctor. We reduce these gross patient billings by a provision for discount to arrive at net patient billings, which is an estimate of the reimbursement at the time of settlement. In addition, we recognize bad debt expense which is an accrual for the amount of patient billings for which there will be no payment received by the clinic.

   Revenue recognized for patients treated at our affiliated clinics is the estimated reimbursement of net patient billings at settlement less the contractual amount due to the treating doctor at the affiliated clinic. The billing rates for patients treated at the affiliated clinics are comparable to the company-owned clinics. Also, the discount at settlement approximates the discount at company-owned clinics on a percentage basis. The contractual payment is a fixed percentage of the settlement, which varies between 40% and 50%.

   Management has identified the following key performance measures for patients treated at the company-owned and affiliated clinics:

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

   Billings and Collections - Management receives weekly reports from company-owned clinics, which detail patient billings, collections, number of new patients and average billing per visit. Monthly reports are received from the affiliated clinics, which detail patient billings and collections. In addition, the Company monitors the number of patients referred by the clinic to law firms and the number of patients referred by law firms to the clinics. During fiscal 2006, the Company intends to implement a new patient billing and collection reporting system for affiliated clinics and enhance the current reporting system for company-owned clinics. Management believes these changes will provide new information necessary to effectively manage the revenue growth.

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

   Days from billing to collection-For major medical and worker compensation patient billings, a detail listing of charges is sent to the patient's insurance carrier after each patient visit. In the case of major medical claims, payment is normally received within 60 days after the patient visit. Worker compensation claims are also normally paid within 60 days unless the insurance company questions the medical necessity of the charges by the clinic. In these cases, the person responsible for patient billings in the clinic communicates with the insurance company to evidence of medical necessity including notes from the treating physician. In a small percentage of cases, the clinic may not receive payment until 1 year after treatment. If a clinic is not successful in collecting on large cases, it will engage an outside firm that specializes in collecting worker compensation claims and is paid a percentage of collections.

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

      Average billings per case-For personal injury cases the average billings per case is an important measurement because an increase in the average generally results in a corresponding increase in operating income. Based on internal and industry analysis, there is a direct correlation between the amount of property damage to the patient's vehicle and total medical billings for a case. In fiscal 2005 the average billings per case was approximately the same as 2004. Management has set a goal to increase the average by 10% in fiscal 2006.

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

      Collections by attorney- The Company measures the performance of attorneys using three criteria: collections as a percentage of billings, amount of payment to medical providers in relation to total settlement and days from narrative to settlement. In fiscal 2005 approximately 80% of the personal injury cases were settled by five Texas attorneys who represent patients at multiple clinics. The Company provides monthly performance reports to these attorneys and will direct additional patients over a period of time to an attorney with superior performance criteria. The Company will continue to monitor attorney performance in fiscal 2006.


 Results of Operations

      The following summary of results of operations should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this document.


                                           Years Ended September 30,
                                           -------------------------
                                     2003             2004            2005
                                  ----------       ----------      ----------
                                  (Restated)       (Restated)      (Restated)
 Revenues:
 Patient Billings:
   Company-owned clinics         $ 8,118,000      $ 8,856,000     $ 9,557,000
   Provision for discount          3,279,000        3,726,000       3,570,000
                                  ----------       ----------      ----------
     Net patient billings
     from company-owned
     clinics as principal          4,839,000        5,130,000       5,987,000
   Net patient billings
   retained from affiliated
   clinics as agent                   10,000          352,000         555,000
                                  ----------       ----------      ----------
     Net Patient Billings          4,849,000        5,482,000       6,542,000
  Equipment Rental and Sales               -                -          81,000
                                  ----------       ----------      ----------
     Net Revenues                  4,849,000        5,482,000       6,623,000

 Operating Expenses:
   Compensation and benefits       2,938,000        2,732,000       2,894,000
   General and administrative      1,031,000        1,067,000       1,290,000
   Marketing and advertising         949,000        1,152,000       1,270,000
   Bad debt                          830,000        1,743,000         406,000
                                  ----------       ----------      ----------
     Total Operating Expenses      5,748,000        6,694,000       5,860,000
                                  ----------       ----------      ----------
 Operating Income (Loss)            (899,000)      (1,212,000)        763,000


 Fiscal year ended September 30, 2005 Compared to Fiscal year ended September 30, 2004

      Company-owned Clinic Patient Billings. For fiscal year 2005, billings at Texas clinics increased $1,326,000 compared to fiscal year 2004 due to a $600,000 increase in personal injury case patient billings and a $616,000 increase in billings for patients treated on the spinal decompression systems located in the Katy clinic, which operated for two months in 2004 and twelve months in 2005. The 2004 period included $625,000 in billings for the New Orleans clinic with no comparable amount in the 2005 period due to the sale of the clinic in September 2004. The average billing per case was materially the same in 2005 compared to 2004.

      Provision for Discount on Patient Billings. For fiscal year 2005, the allowance decreased $156,000 compared to fiscal year 2004. $418,000 of the decrease is attributable to a downward adjustment in the allowance as a percentage of billings from 42% in fiscal 2004 to 37.5% in fiscal 2005 offset by $262,000 attributable to the increase in patient billings of $1,394,000. The downward adjustment reflects a decrease in the percentage for discounts on personal injury case settlements.

      Net Patient Billings Retained from Affiliated Clinics as Agent. For fiscal year 2005, net billings attributable to affiliated doctors increased $203,000 compared to 2004 due to an increase in the number of doctors in the affiliated clinic program.

      Compensation and Benefits. For fiscal year 2005, compensation and benefits increased $162,000 compared to 2004. Compensation and benefits at Texas clinics increased $145,000, which was due to increases in doctor's compensation attributable to higher collections at clinics. Compensation and benefits were $71,000 for RehabCo and $96,000 for Telemedicine with no comparable amount in the 2004 period. The increases were offset by $282,000 for the New Orleans clinic in the 2004 period with no comparable amount in the 2005 period. The number of employees at the Texas clinics increased by 6 in 2005 compared to 2004.

      General and Administrative. For fiscal year 2005, general and administrative increased $223,000 compared to 2004. Legal and professional expense increased $45,000 due primarily to legal fees incurred in matters where the Company is the plaintiff. Investor relations expense increased $80,000 compared to fiscal year 2004 and travel expense increased $45,000.

      Marketing and Advertising. For fiscal year 2005, marketing and advertising increased $118,000 compared to 2004. The increase as a percentage was greater than the percentage increase in patient billings in the 2005 period compared to the 2004 period because patient billings for the 2005 period had a larger proportion of personal injury cases, which carry higher marketing expenses. As discussed above under provision for discount on billings, the collection percentage on personal injury cases is greater than major medical cases, which partially mitigates the higher marketing expense. Marketing and advertising expense as a percentage of patient billings was comparable for both periods.

      Bad debt. For fiscal year 2005 bad debt was $406,000 and was attributable to the 100% write-off of personal injury cases billings where the patient was released by the clinic because there was no insurance coverage for the patient or the responsible party.


 Fiscal year ended September 30, 2004 Compared to Fiscal year ended September 30, 2003

      Company-owned clinic patient billings. For fiscal year 2004, billings increased $738,000 compared to fiscal year 2003 due primarily to more personal injury case patients at the Texas clinics. The average billing per case was materially the same in 2004 compared to 2003.

      Provision for Discount on Billings. For the fiscal year 2004, provision for discount on billings increased $447,000 compared to fiscal year 2003. $339,000 of the increase is attributable to the increase in patient billings in the amount of $738,000 and $108,000 to an upward adjustment in the allowance as a percentage of patient billings from 40% in the 2003 period to 42% in the 2004 period. There was a lower collection percentage on cases that were settled by patient's attorneys in 2004 compared to 2003.

      Net Patient Billings Retained from Affiliated Clinics as Agent. For fiscal year 2004, billings attributable to affiliated doctors increased $342,000 compared to 2003 due to an increase in the number of doctors in the affiliated clinic program.

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

      Marketing and Advertising. For the fiscal year 2004, marketing and advertising increased $203,000. The increase is attributable to a higher number of personal injury cases in the 2004 period compared to the 2003 period. Marketing and advertising expense as a percentage of patient billings was comparable for both periods.

      Bad debt. For Fiscal Year 2004, bad debt was $1,743,000. $900,000 is attributable to the write-off of certain uncollectible accounts receivable recorded as an asset in connection with the acquisition of three clinics in August 2000. $445,000 is the result of specific accounts written off for non-recurring reasons such as attorneys withdrawing from practice and failing to settle claims or withholding payment on cases settled with insurance companies. The patient billings for these accounts were recorded in prior years. In addition, bad debt of $398,000 was attributable to the 100% write-off of personal injury cases billings in fiscal 2004 where the patient was released by the clinic because there was no insurance coverage for the patient or the responsible party. For Fiscal Year 2003, bad debt was $830,000. $300,000 is attributable to the write-off of accounts receivable at clinics closed in prior years. In addition, bad debt of $350,000 was attributable to the 100% write-off of personal injury cases billings in fiscal 2003 where the patient was released by the clinic because there was no insurance coverage for the patient or the responsible party. Lastly, $180,000 is attributable to a write-off of certain accounts at a clinic due to accounting software problems that have subsequently been corrected.


 Liquidity and Capital Resources

      For the year ended September 30, 2005, net cash used in operating activities was $219,000. The primary reason for the difference between net income of $475,000 and net cash used in operating activities of $219,000 for the year ended September 30, 2005 was a $1,300,000 increase in net accounts receivable. The following schedule lists the source of funds, which enabled the Company to meet current obligations for the 2005 fiscal period and mitigate the effect on working from the material increase in accounts receivable:

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

      Total collections for fiscal year ended September 2005 were $4,837,000 compared to $4,507,000 for 2004, which is a 7% increase. Net patient billings for 2005 were $6,542,000 compared to $5,482,000 for 2004, which is a 19% increase. The primary reason for the lower percentage increase in collections compared to net patient billings is the longer collection cycle for personal injury cases. As a result, when quarterly net patient billings are increasing compared to the previous quarters, there is a lag in the increase in collections. Based on analysis of historical collections, Management estimates that collections in a particular quarter should approximate 85% to 90% of the net patient billings in the second previous quarter. For example, collections in the March 2005 quarter were 79% of net patient billings in the September 2004 quarter. If this trend continues, collections in the December 2005 quarter and the March 2006 quarter should be $1,400,000 and $1,500,000, respectively.

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

      As of December 31, 2005, the Company owed the IRS for 2004 payroll trust fund taxes in the amount of $407,000 and 2005 taxes in the amount of $115,000. On January 12, 2005 $115,000 of the initial funding was applied to the 2005 outstanding taxes. The remainder will be paid from the funding at the effective date of SB-2 Registration Statement and from operating cash flow in 2006. The Company must still negotiate the amount of penalties and interest due the IRS in connection with the unpaid taxes. Although an exact amount can not be determined at this time, Management has reserved approximately $160,000 as of September 30, 2005.

      In connection with the clinic acquisition in August 2000, the Company issued a note payable, which had an original due date of September 1, 2003, which has been extended to December 31, 2005. The amount due as of December 31, 2005 including accrued interest was $1,177,000. The Company has obtained an extension until June 30, 2006. Interest will continue to accrue at $5,600 per month.


 Critical Accounting Estimate

    The primary accounting estimates for the Company for the Statement of Operations are the provision for discounts on patient billings at company-owned clinics, bad debt expense at company-owned clinics and net patient billings retained from affiliated clinics as agent. More than 99% of the billings are for patients with multiple visits to an individual clinic. In the case of patients treated under major medical insurance reimbursement and worker compensation insurance coverage, the payment for services is calculated and reimbursed on a per visit basis. These two sources of patient billing and reimbursement comprise approximately 20% of total revenue. The remaining 80% is derived from patient billings on personal injury cases.

    Provision  for  discounts  on  major  medical  and  worker   compensation
 insurance billings at company-owned clinics

    Approximately 95% of the billings are for patients treated at the Katy and Bandera clinics. The accounting estimate for discount on major medical and worker compensation insurance billings is calculated based on historical discount allowances taken by the responsible insurance carriers. In fiscal 2005, this billing category included approximately $750,000 in billings for patients treated on spinal decompression systems located at the Katy clinic for twelve months and the Bandera clinic for one month. The Company has estimated the provision for discount at 55% for spinal decompression system treatments and 53% for other major medical patient billings. Although the Company has no knowledge at the present time, if the discount for spinal decompression billings increases by more than 5% in fiscal 2006, the clinics will request cash payment or a higher reimbursement from the patient. The weighted-average allowance for discounts on the balance sheet and statement of operations is approximately 55%. Due to the shorter collection period for reimbursement of billings, these two categories are less than 10% of the accounts receivable at September 30, 2005.

    Provision for discounts on personal injury case billings at company-owned clinics

    Approximately 80% of the revenue at company-owned clinics is generated by personal injury patient billings. The primary factor used in calculating the estimate for the provision for discounts is the amount of discount expressed as a percentage of the settlement. The following table shows the actual results for cases settled in fiscal 2005:

                    Period              Number of Cases  Percentage Discount
                    ------              ---------------  -------------------
          12 Months ended 9/30/2005          1,818               35%

           3 Months ended 9/30/2005           454                33%

    Based on the 35% discount for cases settled during the twelve month period ended September 30, 2005, we believe 35% is a reasonable estimate for the provision for discount for the patient billings on the Fiscal 2005 Statement of Operations.

    Bad debt expense on personal injury cases at company-owned clinics

      Approximately 95% of personal injury patients are represented by attorneys. After a patient has seen the doctor at the initial visit and a treatment plan has been discussed, the patient is provided with contact information of attorneys available to represent the patient. If the patient enters into a representation agreement with an attorney, the attorney issues a letter of protection (LOP) to the clinic. The LOP guarantees payment to the clinic for medical services when the case is settled with the insurance company for the responsible party. The attorney is required to confirm coverage for medical treatment of the patient within 10 business days and verify the amount of property damage. In addition, the attorney will pay the clinic an advance on the future settlement, which ranges from $300 to $500. As a result of these procedures, the amount of patient billings written-off as a percentage of revenue has declined over the last two years. In fiscal 2004, we recorded bad debt expense of $398,000 for cases written off within 60 days because the clinic would not receive a settlement which was 4.5% of patient billings and in fiscal 2005 we recorded $406,000, which was 4.25% of revenue. The allowance is recorded at a rate of 4% for all personal injury cases and reviewed for adequacy on a quarterly basis.

    Net patient billings from affiliated clinics retained as agent

    Under the Affiliated Clinic Program, we direct personal injury patients to a doctor, who is a member of our program. The doctor will treat the patient for a three to four week period and then send a bill to the attorney for submission to the insurance company for payment. When a settlement is reached, the attorney will pay us 100% of the settlement amount for medical services performed by the affiliated clinic doctor and we will in turn pay the affiliated doctor his contractual percentage. For financial reporting purposes, we consider ourselves to be an agent in this arrangement because the affiliated doctor is treating the patient. When the patient billing is submitted by the doctor to the attorney, we recognize revenue for the amount of the patient billing to be retained as agent, which equates to the total patient billing submitted by the doctor to the attorney less a provision for discount and less the contractual amount due to the affiliated doctor. The total amount of the billing by the affiliated doctor is comparable to our company-owned clinics. The estimate for discount at settlement for fiscal 2005 was 40% compared to 35% for our company-owned clinics. The contractual payment to the doctors in fiscal 2005 was 40%.

 Analysis of Allowance for discount and uncollectible for company-owned clinics at September 30, 2005

      The following table shows changes to the allowance for the two year period ended September 30, 2005:

   Beginning balance at October 1, 2003             $ 6,148,000
   Provision for discount on settled cases            3,726,000
   Bad debt expense                                   1,743,000
   Credits for settled cases                         (3,688,000)
   Other (2)                                           (449,000)
   Credits for cases written-off within 60
     days of treatment                                 (448,000)
   Credit for 100% write-off cases                   (2,075,000)
                                                     ----------
   Ending balance at September 30, 2004               4,957,000
   Provision for discount on settled cases            3,569,000
   Bad debt expense                                     406,000
   Credits for settled cases                         (3,051,000)
   Other                                                 90,000
   Purchase of two affiliated clinics                   399,000
   Credits for cases written-off within 60
     days of treatment                                 (386,000)
   Credit for 100% write-off cases                   (2,407,000)
                                                     ----------
   Ending balance at September 30, 2005(1)          $ 3,577,000
                                                     ==========

              (1)  Detail:
                     Personal injury cases less than two years   $1,793,000
                     Major medical                                  601,000
                     Personal injury cases more than two years    1,183,000

              (2) Includes $180,000 related to an accounting software error in fiscal 2003. See Note 16. to Financial Statements. Also includes $120,000 related to the write-off of accounts receivable at the closed New Orleans clinic. Remainder of $149,000 includes items which are not material.

 For personal injury cases under two years, the allowance is 32% of patient billings, which approximates the 2005 collection percentage of 33% for the fourth quarter of 2005. For major medical cases the allowance is 52% of patient billings, which approximates the historical rate in fiscal 2005. For personal injury cases over two years, the allowance percentage is 65%. This rate is greater than the 32% for less than two years because there is a greater likelihood that the case will be settled for a greater discount because the attorney may not be as successful in negotiating a favorable settlement amount. The effective percentage of the allowance to total company-owned patient billings as September 30, 2005 is 40%.

      The Company considers the following key factors in estimating the allowance at the balance sheet date:

        1. Expected discount percentage on personal injury cases to be settled within two years after treatment
        2. Expected discount percentage on major medical patient billings
        3. Expected discount percentage on personal injury cases to be settled more than two years after treatment
        4. Estimate of the amount of personal injury cases for which no settlement will be received resulting in 100% write-off

      The amount of the total allowance is the summation of the allowances for the above categories, which is the product of the patient billings multiplied by the expected discount percentages. The weighted average percentage of the accrual divided by gross accounts receivable at September 30, 2005 was 40% and 53% at September 30, 2004.

      Approximately 90% or $9 million of accounts receivable at September 30, 2005 are patient billings from personal injury cases. The largest category is personal injury cases for company-owned clinics less than two years from treatment, which was $6.2 million. For calculation of the allowance, a discount percentage of 32% was assumed on cases to be settled subsequent to the balance sheet date. This estimated discount percentage is a 3% improvement from the average discount percentage for cases settled in fiscal 2005. If the reduction in discount percentage would be 5%, the accrual for personal injury cases less two years would increase by $250,000 and a corresponding reduction in operating income.

 Internal and External Information

      The first key piece of information considered in a personal injury case is the reimbursement amount at the time of settlement. This is the amount paid by the responsible party's insurance company to the injured party as a reimbursement for medical bills, pain and suffering, and in some cases payment for future medical treatment. The Company and external sources including attorneys and insurance companies' monitor and measure these settlements from two respects; 1) total reimbursement in dollars and 2) reimbursement as a ratio of medical bills.

     1) Based on internal and external sources, the reimbursement amount at settlement can range from as high as $20,000 to as low as $1,500. The median reimbursement for a typical case is between $4,000 and
        $6,000. Based on internal and external sources, approximately 80% of the personal injury cases for automobile accidents, which are typical for our clinics, will settle for the median amount.

     2) Based  on internal  analysis and  industry data,  the range  for  the
        ratio  of total  settlement to  medical bills  is 1.8  to 2.0.    For
        example, if the reimbursed medical bills are $2,500 then the settlement will range from $4,500 to $5,000.

      The Company uses the above information in the internal analysis of the percentage discount on settled cases. For example, the average discount at settlement for several hundred 2005 personal injury cases was $2,000, which equated to a 29% discount on the total patient billing. This settlement amount equates to a settlement amount of between $3,600 and $4,000 based on the 1.8 to 2.0 ratio. Therefore Management believes the estimated 32% discount on settled cases is reasonable.

      Another analysis is the amount of reimbursement as a percentage of the total settlement. Experience over the last two years has shown the reimbursement to be 50% of the total settlement with the attorney and patient each receiving 25% on average. Management has requested the attorneys to attempt a 10% increase in our share of the settlement to 60% from 50%. Even if the total settlement remains at $4,000, the Company portion would increase $400 per case.

      A second key piece of information is the ongoing analysis of the number of cases being assigned to and settled by particular insurance companies. The three major insurance carriers in Texas are State Farm, Farmers and All State, which have large claim processing centers. However, due to the concentration of clinics in south Texas, a larger portion of cases are settled by second tier companies, which may have smaller claim processing centers or may contract claim processing to third party claim processing services. Management has an ongoing dialogue with the attorneys who keep them abreast of changes at the three major insurance companies and the second tier companies. The information obtained is used to monitor and improve collections for personal injury cases.

      A third key piece of information is the time period from treatment to settlement. Based upon internal analysis, approximately 50% of the personal injury cases are settled within 180 days of treatment and 80% are settled within two years of treatment. The discount percentage of cases settled within two years has improved by 5% between 2004 and 2005. Management generally monitors trends for cases less than two years and for cases over two years focuses on individual cases. Cases over two years are usually in litigation, which requires more communication between the Company and the attorney. Approximately 90% of the litigation cases eventually reach a settlement.

      The final key piece of information is the amount of personal injury cases written-off because there is no settlement amount. Prior to fiscal
 2002, the Company had referred patients to attorneys who did not always reimburse the clinics for medical services provided to their clients. Several of these attorneys have closed their practices or have dropped the patients and did not inform the clinic and as a result there will be no reimbursement. The Company has pursued legal remedies from the attorneys with limited success due to the statute of limitations, which is 4 years in Texas. The Company is no longer working with any of these attorneys. At September 30, 2005, approximately 70% of the personal injury cases were with seven attorneys. Management meets with these attorneys on a regular basis and is very confident the cases being handled by their offices will be settled with a discount between 20% and 50% for an average of 32%. The Company does have some cases with other attorneys who it does not work with on a regular basis, but believes its exposure to 100% write-off is limited and therefore is not a large percentage of the accrual at September 30, 2005.

 Based on a review and assessment of the above discussed factors, Management believes that the provision for discount on the Statement of Operations for the year ended September 30, 2005 is materially accurate and the resulting net revenue represents the collectible amount in future periods and correspondingly, the allowance for discount on the Balance Sheet as of September 30, 2005 is materially accurate. If the estimate for the allowance fluctuates by 1% of the patient billing accounts receivable, operating income would change by approximately $100,000. An adjustment to the estimate resulting in a $100,000 increase to the allowance would have a material impact on operating income.


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


 ITEM 7. FINANCIAL STATEMENTS

                         AMERICAN HEALTHCHOICE, INC.
                               AND SUBSIDIARIES


                                    INDEX


                                                                  Page
                                                                  ----
 FINANCIAL STATEMENTS:


 Report of Independent Registered Public Accounting Firm           17

 Consolidated Balance Sheet - September 30, 2005                   18

 Consolidated Statements of Operations - Years Ended               19
      September 30, 2004 and 2005

 Consolidated Statements of Changes in Stockholders' Equity
      - Years Ended September 30, 2004 and 2005                    20

 Consolidated Statements of Cash Flows - Years Ended               21
      September 30, 2004 and 2005

 Notes to Consolidated Financial Statements                        22

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

 As described in Note 16 to the consolidated financial statements, the 2005 and 2004 consolidated financial statements have been restated.

 /s/ Lane Gorman Trubitt, L.L.P.

 Dallas, Texas
 December 2, 2005 except for Note 12
 for which the date is January 11, 2006
 and Notes 15 and 16 for which the date
 is July 14, 2006

                         AMERICAN HEALTHCHOICE, INC.
                               AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEET
                              SEPTEMBER 30, 2005
                                 (Restated)


                                    ASSETS
 Current Assets:

 Cash                                                          $        8,599
 Accounts receivable for company-owned clinics, net                 5,484,616
 Accounts receivable attributable to affiliated
   clinics retained                                                   497,286
 Notes receivable                                                     208,833
 Other current assets                                                  40,426
                                                                -------------
      Total current assets                                          6,239,760

 Property and equipment, net                                          468,835
 Goodwill, net                                                      1,348,570
                                                                -------------
      Total assets                                             $    8,057,165
                                                                =============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities:

 Notes payable and capital lease obligations                   $      248,074
 Acquisition note payable including accrued interest                1,165,497
 Bankruptcy claims of unsecured creditors                             210,000
 Obligations to related parties                                     1,418,700
 Accrued payroll taxes and penalties                                  863,470
 Accrued affiliated doctor fees                                       267,286
 Accounts payable and accrued expenses                                468,545
                                                                -------------
      Total current liabilities                                     4,641,572


 Commitments and Contingent Liabilities

 Stockholders' Equity:

 Preferred stock, $.001 par value; 5,000,000
   shares authorized; 13,875 shares issued                          1,387,500
 Common stock, $.001 par value; 200,000,000 shares
   authorized; 110,970,759 shares issued and outstanding              110,971
 Additional paid-in capital                                        20,751,088
 Accumulated deficit                                              (18,833,966)
                                                                -------------
      Total stockholders' equity                                    3,415,593
                                                                -------------
      Total liabilities and stockholders' equity               $    8,057,165
                                                                =============


      See accompanying notes to these consolidated financial statements.

                         AMERICAN HEALTHCHOICE, INC.
                               AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   Years Ended September 30,
                                                   -------------------------
                                                      2004           2005
                                                   ----------     ----------
                                                   (Restated)     (Restated)
 Revenues:
   Patient billings from company-owned clinics
     as principal                                 $ 8,855,645    $ 9,556,449
   Provision for discount                           3,726,107      3,569,783
                                                   ----------     ----------
     Net patient billings from company-owned
       clinics                                      5,129,538      5,986,666
   Net patient billings retained from affiliated
     clinics as agent                                 352,000        555,310
                                                   ----------     ----------
     Net patient billings                           5,481,538      6,541,976
   Equipment rental and sales                               -         80,849
                                                   ----------     ----------
     Net revenues                                   5,481,538      6,622,825

 Operating Expenses:
   Compensation and benefits                        2,732,205      2,893,889
   Marketing and advertising                        1,151,457      1,269,732
   General and administrative                       1,066,781      1,290,097
   Bad debt                                         1,743,000        406,000
                                                   ----------     ----------
      Total operating expenses                      6,693,443      5,859,718

                                                   ----------     ----------
 Operating Income (Loss)                           (1,211,905)       763,107

 Other Income (Expense):
   Interest expense and other costs of borrowing      (77,309)      (150,560)
   Other expense                                      (28,339)      (383,167)
   Other income                                             -        155,304
                                                   ----------     ----------
      Total other expenses                           (105,648)      (378,423)
                                                   ----------     ----------
 Income (Loss) Before Extraordinary Item           (1,317,553)       384,684

 Extraordinary item (Note 15)                               -         90,000
                                                   ----------     ----------
 Net Income (Loss)                                 (1,317,553)       474,684

 Preferred stock dividend                                   -        (63,100)
                                                   ----------     ----------
 Net Income (Loss) Applicable
   to Common Stockholders                         $(1,317,553)   $   411,584
                                                   ==========     ==========
 Basic and diluted net earnings (loss) per share:
   Net Income (Loss)                              $     (0.01)   $         -
   Preferred stock dividend                                 -              -
                                                   ----------     ----------
   Basic and diluted net earnings (loss) per share
      applicable to common stockholders           $     (0.01)   $         -
                                                   ==========     ==========
 Weighted Average Common Shares Outstanding       104,812,000    108,205,000
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


                                        AMERICAN HEALTHCHOICE, INC.
                                             AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  YEARS ENDED SEPTEMBER 30, 2004 AND 2005


                                                                               Option to    Additional
                                         Common Stock       Preferred Stock     Acquire      Paid-in     Accumulated
                                      Shares      Amount   Shares     Amount    Common       Capital       Deficit        Total
                                                                                 Stock
                                    ----------    -------  ------    --------   --------    ----------   -----------    ----------
 Balances at
   September 30, 2003 (Restated)   103,100,766   $103,100       -   $       -  $   8,000   $20,669,684  $(17,927,997)  $ 2,852,787

 Issuance of common stock in
   connection with debenture
   conversion                        7,258,493      7,259       -           -          -     1,303,141             -     1,310,400

 Cancellation of common stock
   in connection with purchase
   adjustment                      (13,164,000)   (13,164)      -           -          -        13,164             -             -

 Issuance of common stock in
   connection with consulting
   and legal agreements              7,000,000      7,000       -           -          -        72,000             -        79,000

 Issuance of Series B Preferred
   Stock                                     -          -  20,000   2,000,000          -    (2,000,000)            -             -

 Cancellation of common stock in
   connection with clinic sale      (3,600,000)    (3,600)      -           -          -       (90,000)            -       (93,600)

 Net loss (Restated)                         -          -       -           -          -             -    (1,317,553)   (1,317,553)
                                   -----------------------------------------------------------------------------------------------
 Balances at
   September 30, 2004 (Restated)   100,595,259    100,595  20,000   2,000,000      8,000    19,967,989   (19,245,550)    2,831,034


 Issuance of common stock in
   connection  with employment
   agreement                         1,250,000      1,250       -           -          -        23,750             -        25,000

 Issuance of common stock in
 connection with exercise of
 stock options                       1,327,500      1,328       -           -     (8,000)       91,547             -        84,875

 Conversion of Series B Preferred
   Stock into common stock           7,152,000      7,152  (6,125)   (612,500)         -       605,348             -             -

 Issuance of common stock in
   connection with preferred
   stock dividends                     646,000        646       -           -          -        62,454       (63,100)            -

 Net income (Restated)                       -          -       -           -          -             -       474,684       474,684
                                   -----------------------------------------------------------------------------------------------
 Balances at
   September 30, 2005 (Restated)   110,970,759  $ 110,971  13,875  $1,387,500  $       -   $20,751,088  $(18,833,966)  $ 3,415,593
                                   ===============================================================================================


                                  See accompanying notes to these consolidated financial statements.

                         AMERICAN HEALTHCHOICE, INC.
                               AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Years Ended September 30,
                                                    --------------------------
                                                       2004            2005
                                                    ----------      ----------
                                                    (Restated)      (Restated)
 Cash Flows From Operating Activities:
 Net income (loss)                                $ (1,317,553)    $   474,684
 Adjustments to reconcile net income (loss)
     to net cash provided by (used in)
     operating activities:
   Employee and director compensation-stock                  -          53,000
   Other                                                62,362         (24,436)
   Cancellation of bankruptcy obligations                    -        (155,000)
   Depreciation and amortization                        60,779          72,191
 Change in operating assets and liabilities, net:
   Accounts receivable, net                            637,903      (1,300,365)
   Accounts payable and accrued expenses               602,684         660,545
                                                    ----------      ----------
       Net cash provided by (used in)
         operating activities                           46,175        (219,381)

 Cash Flows From Investing Activities:
   Payments on notes receivable                              -          27,500
   Property and equipment                               (4,667)        (43,197)
                                                    ----------      ----------
       Net cash used in investing activities            (4,667)        (15,697)

 Cash Flows From Financing Activities:
   Proceeds from notes payable                         123,500         325,500
   Payments on notes payable and capital leases       (176,508)        (91,394)
                                                    ----------      ----------
       Net cash provided by (used in)
         financing activities                          (53,008)        234,106
                                                    ----------      ----------
 Net Decrease In Cash                                  (11,500)         (3,687)
 Cash At Beginning Of Year                              21,071           9,571
                                                    ----------      ----------
 Cash At End Of Year                               $     9,571     $     8,599
                                                    ==========      ==========
 Supplemental Disclosure Of Cash Flow Information:
   Income taxes paid                               $     1,500     $         -
   Interest paid                                         5,000          70,000

 Supplemental Disclosure of Non-Cash Transactions:
   Issuance of common stock in connection with
     executive employment contract                           -          25,000
   Issuance of stock in connection with legal
     and consulting agreements                          79,000               -
   Conversion of debenture into stock                1,310,400               -
   Purchase of equipment through issuance of
     capital leases                                    120,000         122,000
   Cancellation of debt and stock in connection
     with sale of clinic                               212,200               -
   Sale of clinic assets                               308,200               -
   Issuance of note receivable in connection
     with sale of clinic                                96,000               -
   Issuance of common stock in connection
     with exercise of stock options                          -          56,875
   Conversion of preferred stock into common stock           -         612,500
   Preferred stock dividend                                  -          63,100


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

 Net Patient Billings from Company-owned Clinics- Revenue is recognized at the time medical services are provided to patients treated at the clinic. The provision for discount on patient billings is an accounting estimate of the anticipated discounts on patient billings upon settlement. Patient billings after provision for discount are the anticipated reimbursement for medical services provided during the reported period of operations for cases that reach settlement.

 Net Patient Billing Retained from Affiliated Clinics as Agent- Under the Affiliated Clinic Program, we direct personal injury patients to a doctor, who is a member of our program. In accordance with EITF 99-19: "Reporting Revenue Gross as a Principal versus Net as an Agent", the Company is an agent in this arrangement because the affiliated doctor is treating the patient. When the patient billing is submitted by the doctor to the attorney, revenue is recognized for the amount of the patient billing to be retained as agent, which equates to the total patient billing submitted by the doctor to the attorney less a provision for discount and less the contractual amount due to the affiliated doctor.

 Allowance for Discount and Uncollectible-The allowance as of a particular balance sheet date is an accounting estimate calculated based on historical experience and takes into consideration both internal and external factors. The allowance is recorded at the time revenue is recorded on an accrual basis.

 Equipment Rental and Sales - Revenue is recognized when equipment is installed at the customer site for sales and the month of service for equipment rentals.

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

 Recent Accounting Pronouncements - During the fiscal year ended September 30, 2005, the Financial Accounting Standards Board ("FASB") released SFAS Statement No. 154. The Company believes that the impact of these new standards will not have a material effect on the Company's consolidated financial position, results of operations or disclosures. The adoption of FASB Statement No. 123(R), Accounting for Stock-Based Compensation will not have a material effect on the financial statements

 Use of Estimates - In preparing the Company's financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

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

 Reclassification of Revenue - In accordance with EITF 99-19, revenue recognition for affiliated clinics has been changed from gross billings as principal to net billings retained as agent for the year ended September 30, 2004.


 2. Property and Equipment

 Property and equipment consists of the following:

                                                 Useful Life    9/30/2005
                                                 -----------    ----------
    Land                                                   -   $   120,000
    Building and leasehold improvements           2-39 years        66,319
    Furniture and equipment, including
      equipment under capital leases              5-15 years       711,570
    Automobiles                                    5 years          93,355
    Less accumulated depreciation
      and amortization                                            (522,409)
                                                                ----------
                                                               $   468,835
                                                                ==========
 The following is a summary of equipment under capital leases:
      Equipment                                                $   190,080
      Less accumulated amortization                                (16,216)
                                                                ----------
                                                               $   173,864
                                                                ==========

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

                       Years ending September 30,
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

 On September 30, 2004, the Company issued $2,000,000 of Series B Preferred Stock in connection with the clinic acquisition in September 2000. The Series B Preferred Stock has the following terms: (i) face value of $100,
 (ii) 4%annual dividend, (iii) convertible into common stock at $0.05 per share or higher, (iv) automatic call conversion if stock price exceeds $0.20 per share, (v) redeemable for cash up to $250,000 per year for two years if net income exceeds $500,000 and (vi) automatic put conversion on September 30, 2007 at $0.05 per share.

 On October 1, 2004, the Company issued 1,250,000 shares of restricted stock to the president and CEO in connection with his employment agreement. The price per share was $0.02, which was the market price on the date of issuance.

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

 In March 2005 and September 2005, the Company issued 302,000 and 344,000 shares, respectively, as dividend payments on the Series B Preferred Stock.


 8.  Accounts Receivable


 Following is an aging analysis as of September 30, 2005 for the patient billing of the company-owned clinics:

 Receivable Type     Total     %     Less than   %     6 months    %     1 year to   %       Over      %
                                     6 months          to 1 year          2 years           2 years
 ---------------  ----------  ---   ----------  ---   ----------  ---   ----------  ---   ----------  ---

 Personal Injury $ 8,126,000  100  $ 3,113,000   35  $ 1,812,000   22  $ 1,314,000   18  $ 1,887,000   25

 Major Medical     1,112,000  100      258,000   23      223,000   20      311,000   28      320,000   29
                  ----------        ----------        ----------        ----------        ----------
 Total             9,238,000  100  $ 3,371,000   39  $ 2,035,000   22  $ 1,625,000   17  $ 2,207,000   22
                              ===   ==========   ==   ==========   ==   ==========   ==   ==========   ==
 Factored Accounts  (176,000)
 Allowance        (3,577,000)
                  ----------
 Net Receivables $ 5,485,000
                  ==========


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
                                                      ===          ===

 9. Income Taxes

 The Company reported a net loss of $1,498,000 for the fiscal year ended September 30, 2004 and net income of $385,000 before preferred stock dividends for the fiscal year ended September 30, 2005. After taking into consideration differences for expense deductions for financial reporting purposes and for federal income tax purposes, the taxable loss was $1,494,000 in 2004 and the taxable income was $305,000 in 2005.

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

 For options granted to employees (incentive stock options), the Company recognizes and measures compensation costs related to the Employee Plan utilizing the intrinsic value prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, no compensation cost has been recorded.

 The fair value of all incentive stock options granted for 2004 and 2005 was estimated using the Black-Scholes option-pricing model with the following assumptions: risk free interest rate 5.75%; expected life 5 years; expected volatility 466%; dividend yield 0%. If the fair value accounting method had been used to account for stock-based compensation cost, the difference between pro forma and reported net income for 2004 and 2005 would have been less than $20,000.

 For options granted to directors (non-qualified stock options), the company recognizes an expense in the year of grant equivalent to the number of granted to the directors multiplied by the price per share. The expense attributable to options granted to directors under the 1995 Director Plan and the 2005 Plan for the year ended September 30, 2005, which were accounted for as non-qualified options, was $28,000.

 The following schedule summarizes the changes in the 1995 Employee Plan, the 1995 Director Plan and the 2005 Plan for the two years ended September 30, 2005:

                                        Number of    Weighted-   Total Option
                                         Shares    average Price     Price
                                                     Per Share
                                       ---------     ---------   ------------
 Outstanding at September 30, 2003     1,017,500       $0.05       $ 50,900
   (1,017,500 exercisable)

   For the year ended
     September 30, 2004:
       Granted                           100,000        0.01          1,000
       Cancelled                          40,000        0.05          2,000
       Expired                                 -           -              -
       Exercised                               -           -              -
                                       ---------     ---------   ------------
 Outstanding at September 30, 2004     1,077,500        0.05         49,900
   (1,077,500 exercisable)

   For the year ended
     September 30, 2005:
       Granted                         2,490,000        0.05        116,700
       Cancelled                          50,000        0.05          2,500
       Expired
       Exercised                       1,327,500                     56,900
                                       ---------     ---------   ------------
 Outstanding at September 30, 2005     2,190,000       $0.05       $107,200
   (2,190,000 exercisable)             =========     =========   ============


 The weighted-average grant-date fair value of options granted during fiscal 2005 was $116,700.


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


 12. Acquisition

 On March 7, 2005, RehabCo, Inc., a wholly-owned subsidiary of the Company, acquired certain assets of Axiom Marketing Group, Inc. ("Axiom"). Axiom was a distributor of medical equipment, including spinal decompression systems. The Company entered into a purchase agreement with Axiom and an employment agreement with Axiom's president and sole stockholder. The acquisition was accounted for under the purchase method of accounting. The initial consideration was the equivalent of $330,000 in shares of the American HealthChoice common stock. The Company has used the share price of $0.14 on March 7, 2005 as an estimate, which equates to 2,400,000 shares of common stock. The purchase price has been allocated to the customer lists in the amount of $50,000 and goodwill in the amount of $273,000. No tangible assets were acquired from Axiom.

 On June 30, 2005, the Company elected to terminate the purchase agreement as the result of Axiom's president violating certain terms of his employment agreement with RehabCo. Because there were no tangible assets acquired, the Company reversed the accounting entry to acquire the assets as of March 7, 2005. Since the acquisition and subsequent termination occurred in fiscal year 2005, the Statement, the Consolidated Statements of Changes in Stockholders Equity does not reflect the acquisition or subsequent termination of the purchase agreement.


 13. Subsequent Event

 On December 29, 2005, the Company entered into four agreements with Golden Gate Investors, Inc. ("GGI"): (i) 4 3/4% Convertible Debenture ("Debenture"), (ii) Warrant to Purchase Common Stock ("Warrant"), (iii) Securities Purchase Agreement and, (iv) Registration Rights Agreement.

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

 The Registration Rights Agreement requires the Company to file an SB-2 Registration Statement related to the offer and sale of common under the Debenture and Warrant Agreements. The Company has determined that the agreement is not a freestanding derivative financial instrument under EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to,
 Potentially Settled in, a Company's Own Stock." Therefore, no value has been assigned for financial reporting purposes.

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

 On January 11, 2006, the Company received the $30,000 proceeds from the Debenture and a prepayment of $220,000 towards the exercise of warrant shares.


 14. Contingencies

 The Company has received notices from the Internal Revenue Service (IRS) asserting deficiencies in trust fund payroll taxes for 2003 and 2004 tax years, and penalties and interest for 1999 to 2004 tax years. The total claim is approximately $815,000 including $426,000 in taxes and $389,000 in penalties and interest. The accompanying financial statements at September 30, 2005 reflect the entire claim of $815,000.


 15. Extraordinary Item

 In August 2005 the Company purchased the business assets of its affiliated clinic located on Nacogdoches Rd. in San Antonio and converted the clinic to a company-owned status for financial reporting. The doctor and clinic staff became full time employees. The doctor, who was also the owner of the clinic, sold the Company certain patient receivables, which were not part of the affiliated clinic program for a consideration of $1. The Company has determined the fair value of these patient receivables to be $90,000. Since these patient receivables were the only assets acquired to which the Company assigned a value, the excess of fair value of acquired net assets over cost is also $90,000. Therefore, according to SFAS Statement No. 141 "Business Combinations" and APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", the Company has recognized the $90,000 as an extraordinary gain for the period ended September 30, 2005.


 16. Restatement of Previously Issued Financial Statements

 The Company's management concluded in June 2006, that they would restate previously issued consolidated financial statements for the years ended September 30, 2005 and 2004 to: i) correct for errors in accrued payroll taxes and penalties for 2005 in the amount of $225,000, ii) the accounting method for reporting net revenue from the affiliated clinics, iii) the classification of bad debt expense, iv) a decrease in bad debt expense for 2004 in the amount of $180,000, and v) the recognition of an extraordinary gain for 2005 in the amount of $90,000. The restatement of the Company's balance sheet and the statements of operations are discussed below, however the restatement had no effect on the Company's cash flows.

      i).The Company's accrued payroll taxes and penalties included in current liabilities at September 30, 2005 did not reflect the entire assessment received from the IRS in 2005 related to deficiencies and trust fund payroll taxes the for the 2004 tax year and penalties and interest for 1999 to 2005 tax years. As a result, other expense for the year ended September 30, 2005 was increased by $225,000.

      ii) Under the Affiliated Clinic  Program, the Company directs  personal injury patients to a doctor, who is a member of the Company's  program.
       In accordance with EITF 99-19: "Reporting Revenue Gross as a Principal versus Net as an  Agent", the Company is  an agent in this  arrangement because the affiliated doctor is treating the patient. When the patient billing is submitted by the doctor to the attorney, revenue is recognized for the amount of the patient billing to be retained as agent, which equates to the total patient billing submitted by the doctor to the attorney less a provision for discount and less the contractual amount due to the affiliated doctor. The Company has restated its financial statements to report the revenue net as an agent rather than gross as a principal. As a result: (1) net patient billings were decreased by $362,000 and $179,000 for the years ended September 30, 2005 and 2004, respectively and (2) affiliated clinic management fees were eliminated from operating expenses in equivalent amounts, , respectively, with no change to operating income. The Company will continue to report the contractual amount due the affiliated doctor as a current liability and the patient billing less a provision for discount as a current asset on the balance sheet.

      iii) As previously reported, bad debt expense attributable to the write-off of uncollectible cases in the current year was included in the provision for discount to arrive at net patient billings. The Company has reclassified bad debt expense to operating expenses for the years ended September 30, 2005 and 2004 in the amounts of $406,000 and $398,000, respectively. As a result, net patient billing and operating expenses have increased by equivalent amounts with no change to operating income.

      iv) The Company has restated bad debt expense in the amount of $180,000 for the years ended September 30, 2004 and September 30, 2003 to correct an error discovered in the accounts receivable accounting software at an individual clinic in 2004. Since the error actually occurred in 2003, bad debt expense has been increased $180,000 in 2003 and decreased by the same amount in 2004 in order to record the expense in the proper year. Accumulated Deficit as of September 30, 2003 has increased to $17,927,997 but is unchanged as of September 30, 2004 as reported in the Consolidated Statements of Changes in Stockholders' Equity Years ended September 30, 2004 and 2005.

      v) The Company has corrected the accounting method for the acquisition of an affiliated clinic in August 2005 (See Footnote 15). As result, Accounts Receivable for Company-owned Clinics, net has increased $90,000 on the Balance Sheet at September 30, 2005 and an extraordinary gain in the amount of $90,000 has been recognized on the Statement of Operations for the year ended September 30, 2005.

 The cumulative effect of these adjustments to the Company's balance sheet as of September 30, 2005, resulted in an increase to accrued payroll taxes and penalties of $225,000, an increase to Accounts Receivable for Company-owned Clinics, net in the amount of $90,000,and an increase to accumulated deficit of $135,000,. Net income for the year ended September 30, 2005 decreased by $135,000 and net income per share decreased from $0.01 to zero. Net loss for the year ended September 30, 2004 decreased by $180,000 with no effect on the Company's balance sheet as of September 30, 2005. The net loss per share for the year ended September 30, 2004 was unchanged.


 ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 None to report


 ITEM 8A  CONTROLS AND PROCEDURES

 Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Principal Financial and Accounting Officer, the Company performed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of September 30, 2005. Based upon that evaluation, the Chief Executive Officer and Principal Financial and
 Accounting Officer concluded that the Company's disclosure controls and procedures are effective in enabling the Company to record, process, summarize, and report information required to be included in reports filed or submitted under the Exchange Act within the required time period. There were no changes in the Company's internal controls over financial reporting or in other factors during the quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

 The Company continues to take action to assure compliance with the internal controls, disclosure controls, and other requirements of the Sarbanes-Oxley Act of 2002. Our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, cannot guarantee that our internal controls and disclosure controls will prevent all possible errors or all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be relative to their costs. Because of the inherent limitations in all control systems, no system of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls.

 The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may be inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.


 ITEM 8B OTHER

 None


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


 ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth information regarding the ownership of our Common Stock as of December 31, 2005, by (i) each known beneficial owner of more than five percent (5%) of the outstanding Common Stock, (ii) each Director, (iii) each executive officer, and (iv) the executive officers and Directors as a group. All share numbers are provided based on information supplied to management of American HealthChoice by the respective individuals and members of the group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

                                          Number of Shares   Percent of Class
                                          ----------------   ----------------
   David P. Voracek, D.C. (1)                16,119,636            12.2%
   2025 Tartan Trail
   Highland Village, Texas 75077

   Joseph W. Stucki, D.C. (2)                52,029,453            39.5%
   7350 Hawk Road
   Flower Mound, Texas 75022

   Jeffrey Jones, D.C. (3)                    8,794,671            6.7%
   807 S. Carrollton Avenue
   New Orleans, Louisiana 70118

   John C. Stuecheli (4)                       819,500               *
   7350 Hawk Road
   Flower Mound, Texas 75022

   Michael R. Smith, M.D. (5)                  371,167               *
   118 Canyon Circle
   Boerne, Texas 78006

   James Roberts (6)                           259,500               *
   6712 Biltmore Pl.
   Plano, Texas 75023

   V. John Mansfield (7)                          -                  *
   10956 Big Canoe
   Big Canoe, Georgia 30143

   Officers and Directors as a group         62,274,291            47.3%
   (6 persons)
 __________________________

   *Less than one percent.


 (1) The number of shares reported includes 614,800 shares owned of record by Mainstream Enterprises LLC, a limited liability company, in which Dr. Voracek has a 50% member interest and 10,371,000 shares issuable upon conversion of 7,000 shares of Series B Preferred Stock at $0.0675 per share.

 (2) Dr. Stucki is our Chief Executive Officer, President and Chairman of the Board of Directors. The number of shares reported includes 6,482,000 shares issuable upon conversion of 4,375 shares of Series B Preferred Stock at $0.0675 per share.

 (3) Dr. Jones is a Director of American HealthChoice. The number of shares reported includes 3,704,000 shares issuable upon conversion of 2,500 shares of Series B Preferred Stock at $0.0675 per share.

 (4) Mr. Stuecheli is our Chief Financial Officer and Secretary of American HealthChoice.

 (5)  Dr. Smith is a Director of American HealthChoice.

 (6) Mr. Roberts is a Director of American HealthChoice. The number of shares owned includes 150,000 shares issuable upon exercise of options at $0.01-$0.02 per share, which are currently exercisable.

 (7)  Mr. Mansfield is a Director of American HealthChoice.


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


                               AMERICAN HEALTHCHOICE, INC.

 Date: July 14, 2006           By:  /s/ Dr. J.W. Stucki
                                    Dr. J.W. Stucki, Chief Executive
                                    Officer and President

      In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 Signature                          Title                           Date
 -------------------      ----------------------------------  -----------------

 /s/ Dr. J.W. Stucki      Chief Executive Officer, President
     Dr. J.W. Stucki      and Chairman of the Board
                          (Principal Executive Officer)       July 14, 2006

 /s/ John C. Stuecheli    Chief Financial Officer and
     John C. Stuecheli    Vice President-Finance
                          (Principal Financial and
                          Accounting Officer)                 July 14, 2006

 /s/ V. John Mansfield    Director, Chairman of Audit
     V. John Mansfield    Committee                           July 14, 2006

 /s/ James Roberts        Director
     James Roberts                                            July 14, 2006

 /s/ Dr. Jeff Jones       Director
     Dr. Jeff Jones                                           July 14, 2006

 /s/ Dr. Michael Smith    Director
     Dr. Michael Smith                                        July 14, 2006