Form 10QSB/A
period 2006-03-31
AMERICAN HEALTHCHOICE INC /NY/
filed 2006-07-18
CIK 854862

U.S. Securities and Exchange Commission

                            Washington, D.C. 20549


                                FORM 10-QSB/A

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

      Yes [   ]      No [ X ]

                         AMERICAN HEALTHCHOICE, INC.

                             INDEX TO FORM 10-QSB

                     For the Quarter Ended March 31, 2006



       Part I Financial Information

         Item 1.  Financial Statements

            Consolidated Balance Sheet .....................          2

            Consolidated Statements of Operations ..........          3

            Consolidated Statements of Cash Flows ..........          4

            Notes to Consolidated Financial Statements .....          5


         Item 2.  Management's Discussion and Analysis or
                  Plan of Operation ........................          7


       Part II Other Information

         Item 1.  Legal Proceedings ........................         10

         Item 2.  Changes in Securities and Use of Proceeds          10

         Item 3.  Defaults upon Senior Securities ..........         10

         Item 4.  Submission of Matters to a Vote of
                  Security Holders..........................         10

         Item 5.  Other Information ........................         10

         Item 6.  Exhibits .................................         10

         Signatures ........................................         10

                        PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements

                         AMERICAN HEALTHCHOICE, INC.
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET
                                 (Unaudited)
                                MARCH 31, 2006

                                   ASSETS
 Current Assets:

 Cash                                                            $      5,144
 Accounts receivable for company-owned clinics less
   allowance for discount and uncollectible of $3,478,000           6,062,322
 Accounts receivable attributable to affiliated clinics retained      822,000
 Other current assets                                                 216,688
                                                                  -----------
      Total current assets                                          7,106,154

 Property and equipment, net                                          453,783
 Goodwill, net                                                      1,348,570
                                                                  -----------
      Total assets                                               $  8,908,507
                                                                  ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities:

 Notes payable and capital lease obligations                     $    210,051
 Acquisition note payable including accrued interest                1,158,497
 Bankruptcy claims of unsecured creditors                             210,000
 Obligations to related parties                                     1,543,538
 Accrued payroll taxes and penalties                                  766,603
 Accrued affiliated doctor fees                                       436,000
 Accounts payable and accrued expenses                                534,199
                                                                  -----------
      Total current liabilities                                     4,858,888

 Convertible debenture                                                250,000
                                                                  -----------
      Total liabilities                                             5,108,888

 Commitments and Contingent Liabilities

 Stockholders' Equity:

 Preferred stock, $.001 par value; 5,000,000 shares
   authorized; 13,875 shares issued                                 1,387,500
 Common stock, $.001 par value; 200,000,000 shares
   authorized; 111,429,759 shares issued and outstanding              111,430
 Additional paid-in capital                                        20,778,129
 Accumulated deficit                                              (18,477,440)
                                                                  -----------
      Total stockholders' equity                                    3,799,619
                                                                  -----------
      Total liabilities and stockholders' equity                 $  8,908,507
                                                                  ===========

      See accompanying notes to these consolidated financial statements.


                         AMERICAN HEALTHCHOICE, INC.
                               AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                    Three Months Ended March 31,       Six Months Ended March 31,
                                    ----------------------------       --------------------------
                                       2005             2006              2005             2006
                                    ----------       ----------        ----------       ----------
 Revenues:
   Patient billings from
     company-owned clinics
     as principal                  $ 2,656,039      $ 2,272,525       $ 4,923,816      $ 4,640,748
   Provision for discount              998,888          768,355         1,978,056        1,717,736
                                    ----------       ----------        ----------       ----------
     Net patient billings from
       company-owned clinics         1,657,151        1,504,170         2,945,760        2,923,012
   Net patient billings retained
     from affiliated clinics
     as agent                           78,000          164,000           138,000          380,000
                                    ----------       ----------        ----------       ----------
     Net patient billings            1,735,151        1,668,170         3,083,760        3,303,012
   Commissions on equipment sales       40,180                -            40,180                -
                                    ----------       ----------        ----------       ----------
     Net revenues                    1,775,331        1,668,170         3,123,940        3,303,012

 Operating Expenses:
   Compensation and benefits           736,127          718,178         1,398,273        1,465,789
   Marketing and advertising           293,835          273,635           567,147          592,174
   General and administrative          269,482          314,638           533,413          637,907
   Bad debt                            200,000          146,000           200,000          146,000
                                    ----------       ----------        ----------       ----------
     Total operating expenses        1,499,444        1,452,451         2,698,833        2,841,870

                                    ----------       ----------        ----------       ----------
 Operating income                      275,887          215,719           425,107          461,142

 Other Expenses:
   Interest expense                     20,362           40,000            41,139           77,116
   Other expense                        18,500                -            28,000                -
                                    ----------       ----------        ----------       ----------
     Total other expense                38,862           40,000            69,139           77,116

                                    ----------       ----------        ----------       ----------
 Net Income                            237,025          175,719           355,968          384,026

 Preferred stock dividend              (35,600)         (27,500)          (35,600)         (27,500)
                                    ----------       ----------        ----------       ----------
 Net Income Applicable to Common
   Stockholders                    $   201,425      $   148,219       $   320,368      $   356,526
                                    ==========       ==========        ==========       ==========
 Basic and Diluted Net Income
   Per Share                       $         -      $         -       $         -      $         -

 Preferred stock dividend                    -                -                 -                -
                                    ----------       ----------        ----------       ----------
 Basic and Diluted Net Income
   Per Share                       $         -      $         -       $         -      $         -
                                    ==========       ==========        ==========       ==========
 Weighted Average Common Shares
   Outstanding                     108,492,000      110,981,000       105,205,000      110,976,000


     See accompanying notes to these consolidated financial statements.


                         AMERICAN HEALTHCHOICE, INC.
                               AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                    Six Months Ended March 31,
                                                    --------------------------
                                                        2005         2006
                                                      ---------    ---------
 Cash Flows From Operating Activities:
 Net income                                          $  355,968   $  384,026
 Adjustments to reconcile net income to net cash
   used in operating activities:
   Depreciation and amortization                         17,412       45,000
   Employee and director compensation-stock              40,500            -
   Other                                                 11,000            -

 Change in operating assets and liabilities, net:
   Accounts receivable-trade                           (579,096)    (733,420)
   Other current assets                                 (16,152)     (35,929)
   Accounts payable and accrued expenses                126,477      154,839
                                                      ---------    ---------
        Net cash used in operating activities           (43,891)    (185,484)

 Cash Flows From Investing Activities:
   Payments on note receivable                           20,000            -
   Property and equipment                               (18,491)     (29,948)
                                                      ---------    ---------
        Net cash provided by (used in)
          investing activities                            1,509      (29,948)

 Cash Flows From Financing Activities:
   Proceeds from notes payable                          109,000            -
   Proceeds from convertible debenture                        -      250,000
   Payments on notes payable and capital leases         (61,584)     (38,023)
                                                      ---------    ---------
        Net cash provided by financing activities        47,416      211,977

                                                      ---------    ---------
 Net Increase (Decrease) In Cash                          5,034       (3,455)

 Cash At Beginning Of Year                                9,571        8,599
                                                      ---------    ---------
 Cash At End Of Period                               $   14,605   $    5,144
                                                      =========    =========
 Supplemental Disclosure Of Cash Flow Information:
   Income taxes paid                                 $        -   $        -
   Interest paid                                          4,000       45,000

 Supplemental Disclosure of Non-Cash Transactions:
   Issuance of stock in connection with
     executive employment contract                       25,000            -
   Purchase of equipment through issuance
     of capital leases                                   27,000            -
   Issuance of stock in connection with exercise
     of stock options                                    26,000            -
   Conversion of preferred stock into common stock      612,500            -
   Preferred stock dividend                              35,600       27,500


      See accompanying notes to these consolidated financial statements.

                         AMERICAN HEALTHCHOICE, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 1.   Organization

 American HealthChoice, Inc. and Subsidiaries (the Company) is a medical sales and service company which consists of a parent company and three business divisions: Medical Clinics, RehabCo and TelmedCo. The company operates 13 company-owned medical clinics in Texas. The Company has approximately 30 clinics in its Affiliated Clinic Program located in Texas and Tennessee. Substantially all of the Company's revenues are derived from chiropractic, physical therapy and medical services provided to individuals living in the vicinity of the clinics. TelmedCo was formed to embrace the revolutionary technology of Telemedicine and to provide second opinions to patients of the Medical Clinics Division. RehabCo sells and recognizes commission revenue on the sale of spinal decompression systems.


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

 Net Patient Billings from Company-owned Clinics - Revenue is recognized at the time medical services are provided to patients treated at the clinic. The provision for discount on patient billings is an accounting estimate of the anticipated discounts on patient billings upon settlement Patient billings after provision for discount are the anticipated reimbursement for medical services provided during the reported period of operations for cases that reach settlement.

 Net Patient Billing Retained from Affiliated Clinics as Agent - Under the Affiliated Clinic Program, we direct personal injury patients to a doctor, who is a member of our program. In accordance with EITF 99-19: "Reporting Revenue Gross as a Principal versus Net as an Agent", the Company is an agent in this arrangement because the affiliated doctor is treating the patient. When the patient billing is submitted by the doctor to the attorney, revenue is recognized for the amount of the patient billing to be retained as agent, which equates to the total patient billing submitted by the doctor to the attorney less a provision for discount and less the contractual amount due to the affiliated doctor.

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


 4.   Convertible Debenture

 On December 29, 2005, the Company entered into four agreements with Golden Gate Investors, Inc. ("GGI"): (i) 4.75% Convertible Debenture ("Debenture"),
 (ii) Warrant to Purchase Common Stock ("Warrant"), (iii) Registration Rights Agreement and, (iv) Securities Purchase Agreement. The Debenture Principal Amount was $300,000 and had a maturity date of December 29, 2008. The Warrants gave GGI the right to purchase 3,000,000 shares of common stock at a price of $1.00 per share.

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

 On April 28, 2006, GGI agreed to enter into an additional two $1,000,000 convertible debentures to purchase common stock, each on the same terms as the convertible debenture above. GGI must enter into each such convertible debenture no later than thirty days after the principal amount is less than $400,000 for the prior debenture. In the event GGI fails to enter into the additional convertible debentures, GGI shall pay the Company liquidated damages of $100,000.

 The Form SB-2 Registration Statement filed April 28, 2006 seeks to register for resale by the selling stockholder up to 56,470,588shares of common stock underlying the Debenture. Based on a price per share of $0.0625, the maximum aggregate offering price would be approximately $3,500,000. However, due to the continuously adjustable conversion price feature of the Debenture, the number of common shares the Company may be required to issue is essentially limitless. Although GGI may not convert and own more than 9.9% of the Company's common stock at any time, this restriction does not prevent GGI from converting some of its Debenture holdings and then converting the rest after reducing it ownership to less than 9.9%.

 Since the Debenture is convertible at a discount to the market price of the common stock at the conversion date, the Company is required to calculate the intrinsic value of the beneficial conversion feature at the commitment date using facts available at that date per EITF 98-5. The Company has determined the commitment date will be the date the Form SB-2 Registration Statement filed April 28, 2006 becomes effective. If the Registration Statement had become effective May 1, 2006, the fair value would have been $0.0625 per share and the share price for the preceding 20 trading days would have been $0.06 per share. Applying a 15% discount the conversion price would have been $0.051, resulting in an intrinsic value of $225,500. Since the maximum debenture conversion allowed per calendar month is 30% of the $1,000,000 principal amount, the Company will amortize the amount of the intrinsic value on a straight-line method over a four month period beginning the first full calendar month after the effective date. The charge will be to interest expense on the statement of operations and a corresponding entry to additional paid in capital in stockholders' equity. If the Company elects in the future to pay a debenture conversion in cash, it would reduce interest expense for the proportionate amount of the debenture principal.

 As of March 31, 2006, the Company had Warrants issued and outstanding to GGI granting them the right to purchase 3,000,000 shares of common stock at a price of $1.09 per share. GGI has the right to exercise at least 5% but not more than 10% of the warrants per calendar month. Since the exercise price of $1.09 per share was greater than the market price of $0.05 per share at March 31, 2006, the fair value of the Warrants was zero. Therefore, the Warrants were not reported on the balance sheet. On April 28, 2006, an addendum was executed with GGI to cancel the warrants.

 The Debenture has the following default provision as of April 28, 2006: In the event the Registration Statement has not been declared effective by May 27, 2006, the Company shall immediately issue or pay, as the case may be, to Holder 50,000 shares of common stock and $15,000 for each 30 day period, or portion thereof, that the Registration Statement is not effective, with the monthly payment amount to increase to $20,000 for each 30 day period, or portion thereof, after the first 90 day period. For financial reporting purposes, the Company has deemed this default provision to be liquidating damages. If the Registration Statement is not effective by May 27, 2006 and GGI asserts it right under the default provision, the Company will immediately recognize an expense for the fair value of the liquidated damages for each 30 day period the Registration Statement has not been declared effective.

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

 Three Months Ended March 31, 2006  Compared to Three Months Ended March 31,
 2005

      Company-owned Clinic Patient Billings. For the three months ended March 31, 2006, patient billings decreased from $2,656,000 in 2005 to $2,273,000 in 2006. The $383,000 decrease was due primarily to a decrease in the number of personal injury cases.

      Provision for Discount. For the three months ended March 31, 2006, provision for discount on patient billings decreased from $999,000 in 2005 to $768,000 in 2006. $130,000 is attributable to the decrease in patient billings and $174,000 is attributable to a downward adjustment in the allowance as a percentage of patient billings from 38% in the 2005 period to 34% in the 2006 period. The adjustment reflects an increase in the collection percentage on cases that were settled by patient's attorneys in 2006 compared to 2005.

      Net Patient Billings Retained from Affiliated Clinics as Agent. For the three months ended March 31, 2006, net billings retained increased from $78,000 to $164,000 due to an increase in the number of clinics in the program from 15 to 30 clinics.

      Compensation and Benefits. For the three months ended March 31, 2006, compensation and benefits decreased from $736,000 in 2005 to $718,000 in 2006. $51,000 of the decrease is attributable to compensation and benefits for RehabCo in 2005 with no comparable expense in 2006 offset by a$44,000 increase attributable to compensation and benefits for two former affiliated clinics, which were acquired in August 2005.

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

      Bad Debt. For the three months ended March 31, 2006, bad debt decreased from $200,000 in 2005 to $146,000 in 2006. The expense is attributable to the 100% write-off of personal injury cases billings where the patient was released by the clinic because there was no insurance coverage for the patient or the responsible party.


 Six Months Ended March 31, 2006 Compared to Six Months Ended March 31, 2005

      Company-owned Clinic Patient Billings. For the six months ended March 31, 2006, patient billings decreased from $4,924,000 in 2005 to $4,641,000 in 2006. The $283,000 decrease was due primarily to a decrease in the number of personal injury cases.

      Provision for Discount. For the six months ended March 31, 2006, provision for discount on patient billings decreased from $1,978,000 in 2005 to $1,718,000 in 2006. $105,000 is attributable to the decrease in patient billings and $156,000 is attributable to a downward adjustment in the allowance as a percentage of patient billings from 40% in the 2005 period to 37% in the 2006 period. The adjustment reflects an increase in the collection percentage on cases that were settled by patient's attorneys in 2006 compared to 2005.

 Net Patient Billings Retained from Affiliated Clinics as Agent. For the six months ended March 31, 2006, net billings retained increased from $138,000 to $380,000 due to an increase in the number of clinics in the program from 15 to 30 clinics.

      Compensation and Benefits. For the six months ended March 31, 2006, compensation and benefits increased from $1,398,000 in 2005 to $1,466,000 in 2006. Compensation and benefits at company-owned clinics increased $150,000 with $88,000 attributable to compensation and benefits for two former affiliated clinics, which were acquired in August 2005 and $60,000 in compensation earned by doctors for higher clinic profits in 2006 compared to 2005. The increase in company-owned expense was offset a $51,000 decrease attributable to compensation and benefits for RehabCo in 2005 with no comparable expense in 2006.

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

      Bad Debt. For the six months ended March 31, 2006, bad debt decreased from $200,000 in 2005 to $146,000 in 2006. The expense is attributable to the 100% write-off of personal injury cases billings where the patient was released by the clinic because there was no insurance coverage for the patient or the responsible party.


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

 Management continues to pursue a loan using the accounts receivable as collateral and expects to receive multiple proposals within the next 30 days. The proceeds from the loan should be in a range of $800,000 to $1,000,000.


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


                               AMERICAN HEALTHCHOICE, INC.

 Date: July 14, 2006           By:  /s/ Dr. J.W. Stucki
                               Dr. J.W. Stucki, Chief Executive
                               Officer and President

 Date: July 14, 2006           By:  /s/John C. Stuecheli
                               John C. Stuecheli, Chief Financial
                               Officer and Vice President - Finance
                               (Principal Financial and Accounting Officer)