Form 10QSB
period 2006-06-30
AMERICAN HEALTHCHOICE INC /NY/
filed 2006-08-21
CIK 854862

U.S. Securities and Exchange Commission

                            Washington, D.C. 20549


                                 FORM 10-QSB

 (Mark One)
   [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2006

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

      As of June 30, 2006, there were outstanding 111,654,759 shares of the issuer's Common Stock, par value $.001 per share.

 Transitional Small Business Disclosure Format (check one)

      Yes [   ]      No [ X ]

                         AMERICAN HEALTHCHOICE, INC.

                             INDEX TO FORM 10-QSB

                     For the Quarter Ended June 30, 2006



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

                        PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements

                         AMERICAN HEALTHCHOICE, INC.
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET
                                 (Unaudited)
                                JUNE 30, 2006

                                   ASSETS
 Current Assets:

 Cash                                                            $      9,283
 Accounts receivable for company-owned clinics less
   allowance for discount and uncollectible of $3,342,000           6,242,032
 Accounts receivable attributable to affiliated clinics retained      807,100
 Other current assets                                                 232,136
                                                                  -----------
      Total current assets                                          7,290,551

 Property and equipment, net                                          442,767
 Goodwill, net                                                      1,348,570
                                                                  -----------
      Total assets                                               $  9,081,888
                                                                  ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities:

 Notes payable and capital lease obligations                     $    194,221
 Acquisition note payable including accrued interest                1,158,497
 Bankruptcy claims of unsecured creditors                             210,000
 Obligations to related parties                                     1,565,170
 Accrued payroll taxes and penalties                                  958,760
 Accrued affiliated doctor fees                                       267,494
 Accounts payable and accrued expenses                                575,824
                                                                  -----------
      Total current liabilities                                     4,929,966

 Convertible debenture                                                450,000
                                                                  -----------
      Total liabilities                                             5,379,966

 Commitments and Contingent Liabilities

 Stockholders' Equity:

 Preferred stock, $.001 par value; 5,000,000 shares
   authorized; 13,875 shares issued                                 1,387,500
 Common stock, $.001 par value; 200,000,000 shares
   authorized; 111,654,759 shares issued and outstanding              111,655
 Additional paid-in capital                                        20,798,154
 Accumulated deficit                                              (18,595,387)
                                                                  -----------
      Total stockholders' equity                                    3,701,922
                                                                  -----------
      Total liabilities and stockholders' equity                 $  9,081,888
                                                                  ===========

      See accompanying notes to these consolidated financial statements.


                         AMERICAN HEALTHCHOICE, INC.
                               AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                    Three Months Ended June 30,        Nine Months Ended June 30,
                                    ---------------------------        --------------------------
                                       2005             2006              2005             2006
                                    ----------       ----------        ----------       ----------
 Revenues:
   Patient billings from
     company-owned clinics
     as principal                  $ 2,699,211      $ 2,251,881       $ 7,623,027      $ 6,892,629
   Provision for discount            1,149,840          840,000         3,127,896        2,557,736
                                    ----------       ----------        ----------       ----------
     Net patient billings from
       company-owned clinics         1,549,371        1,411,881         4,495,131        4,334,893
     Net patient billings retained
       from affiliated clinics
       as agent                        112,000          176,000           250,000          556,000
                                    ----------       ----------        ----------       ----------
     Net patient billings            1,661,371        1,587,881         4,745,131        4,890,893
   Commissions on equipment sales       17,069                -            57,249                -
                                    ----------       ----------        ----------       ----------
     Net revenues                    1,678,440        1,587,881         4,802,380        4,890,893

 Operating Expenses:
   Compensation and benefits           671,629          714,879         2,069,902        2,180,688
   Marketing and advertising           319,400          357,464           886,547          949,638
   General and administrative          303,954          264,601           837,367          902,508
   Bad debt                            100,000          204,000           300,000          350,000
                                    ----------       ----------        ----------       ----------
     Total operating expenses        1,394,983        1,540,944         4,093,816        4,382,814

                                    ----------       ----------        ----------       ----------
 Operating income                      283,457           46,937           708,564          508,079

 Other Expenses:
   Interest expense                     44,104           39,884            85,243          117,000
   Other expense                             -          125,000            28,000          125,000
                                    ----------       ----------        ----------       ----------
     Total other expense                44,104          164,884           113,243          242,000

                                    ----------       ----------        ----------       ----------
 Net Income (Loss)                     239,353         (117,947)          595,321          266,079

 Preferred stock dividend                    -                -           (35,600)         (27,500)
                                    ----------       ----------        ----------       ----------
 Net Income (Loss) Applicable
   to Common Stockholders          $   239,353      $  (117,947)      $   559,721      $   238,579
                                    ==========       ==========        ==========       ==========
 Basic and Diluted Net Income
   (Loss) Per Share                $         -      $         -       $      0.01      $         -

 Preferred stock dividend                    -                -                 -                -
                                    ----------       ----------        ----------       ----------
 Basic and Diluted Net Income
   (Loss) Per Share                $         -      $         -       $      0.01      $         -
                                    ==========       ==========        ==========       ==========
 Weighted Average Common Shares
   Outstanding                     112,383,000      111,652,000       107,598,000      111,201,000


    See accompanying notes to these consolidated financial statements.


                         AMERICAN HEALTHCHOICE, INC.
                               AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                    Nine Months Ended June 30,
                                                    --------------------------
                                                        2005         2006
                                                      ---------    ---------
 Cash Flows From Operating Activities:
 Net income                                          $  595,321   $  266,079
 Adjustments to reconcile net income to net cash
   used in operating activities:
   Depreciation and amortization                         27,606       68,000
   Employee and director compensation-stock              46,750       20,250
   Other                                                 11,000            -

 Change in operating assets and liabilities, net:
   Accounts receivable-trade                           (898,307)  (1,067,230)
   Other current assets                                 (38,246)     (51,377)
   Accounts payable and accrued expenses                116,031      410,747
                                                      ---------    ---------
        Net cash used in operating activities          (139,845)    (353,531)

 Cash Flows From Investing Activities:
   Payments on note receivable                           26,000            -
   Property and equipment                               (85,094)     (41,932)
                                                      ---------    ---------
        Net cash provided by (used in)
          investing activities                          (59,094)     (41,932)

 Cash Flows From Financing Activities:
   Proceeds from notes payable                          250,500            -
   Proceeds from convertible debenture                        -      450,000
   Payments on notes payable and capital leases         (85,094)     (53,853)
                                                      ---------    ---------
        Net cash provided by financing activities       195,252      396,147

                                                      ---------    ---------
 Net Increase (Decrease) In Cash                         (3,687)         684

 Cash At Beginning Of Year                                9,571        8,599
                                                      ---------    ---------
 Cash At End Of Period                               $    5,884   $    9,283
                                                      =========    =========
 Supplemental Disclosure Of Cash Flow Information:
   Income taxes paid                                 $        -   $        -
   Interest paid                                         35,000       70,000

 Supplemental Disclosure of Non-Cash Transactions:
   Issuance of stock in connection with
     executive employment contract                       25,000            -
   Purchase of equipment through issuance
     of capital leases                                  122,000            -
   Issuance of stock in connection with exercise
     of stock options                                    26,000            -
   Conversion of preferred stock into common stock      612,500            -
   Preferred stock dividend                              35,600       27,500


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

 The results of operations for the nine months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year. It is suggested that the June 30, 2006 financial information be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB dated September 30, 2005.


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

 Allowance for Discount and Uncollectible-The allowance as of a particular balance sheet date is an accounting estimate calculated based on historical experience and takes into consideration both internal and external factors. A provision to increase the allowance is recorded on an accrual basis on the statement of operations at the time revenue is recognized.

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

 On February 2, 2006 the Company filed a Form SB-2 Registration Statement ("SB-2") with the Securities and Exchange Commission ("SEC") relating to the offer and sale of securities included in the agreements with GGI. On April 28, 2006, the Company withdrew the SB-2 filed February 2, 2006 and filed a new SB-2, which reflected the terms of the Addendum dated April 28, 2006.

 On January 11, 2006, the Company received an advance on the Debenture in the amount of $250,000 and additional $200,000 on May 2, 2006 after filing a new SB-2 on April 28, 2006 to register 56,470,588 shares of common stock issuable upon conversion of the debenture. On July 21, 2006, the Company withdrew the SB-2 filed on April 28, 2006 and filed a new SB-2 to register 85,000,000 shares of common stock issuable upon conversion of the debenture. On August 2, 2006, the Company received a comment letter from the SEC questioning the basis for the transaction to be made on a shelf basis under Rule 415(a)(1)(i). As of August 18, 2006, the Company has not resolved the comment. The remaining $550,000 will be wired to the Company within 5 days of the SB-2 becoming effective.

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

 The SB-2 filed July 21, 2006 seeks to register for resale by the selling stockholder up to 85,000,000 shares of common stock underlying the Debenture. Based on a price per share of $0.033, the maximum aggregate offering price would be approximately $2,805,000. However, due to the continuously adjustable conversion price feature of the Debenture, the number of common shares the Company may be required to issue is essentially limitless. Although GGI may not convert and own more than 9.9% of the Company's common stock at any time, this restriction does not prevent GGI from converting some of its Debenture holdings and then converting the rest after reducing it ownership to less than 9.9%.

 Since the Debenture is convertible at a discount to the market price of the common stock at the conversion date, the Company is required to calculate the intrinsic value of the beneficial conversion feature at the commitment date using facts available at that date per EITF 98-5. The Company has determined the commitment date will be the date the SB-2 filed July 20, 2006 becomes effective. If the Registration Statement had become effective August 15, 2006, the fair value would have been $0.03 per share and the average of the lowest "VWAP" during for the prior 20 trading days would have been $0.0262 per share. Applying a 15% discount the conversion price would have been $0.0223, resulting in an intrinsic value of $345,000. Since the maximum debenture conversion allowed per calendar month is 30% of the $1,000,000 principal amount, the Company will amortize the amount of the intrinsic value on a straight-line method over a four month period beginning the first full calendar month after the effective date. The charge will be to interest expense on the statement of operations and a corresponding entry to additional paid in capital in stockholders' equity. If the Company elects in the future to pay a debenture conversion in cash, it would reduce interest expense for the proportionate amount of the debenture principal.

 The Debenture has the following default provision as of April 28, 2006: In the event the Registration Statement has not been declared effective by May 27, 2006, the Company would immediately issue or pay, as the case may be, to Holder 50,000 shares of common stock and $15,000 for each 30 day period, or portion thereof, that the Registration Statement was not effective, with the monthly payment amount to increase to $20,000 for each 30 day period, or portion thereof, after the first 90 day period. For financial reporting purposes, the Company has deemed this default provision to be liquidating damages. Since the SB-2 was not effective as of August 15, 2006, three 30 day periods have occurred per the default provision. Rather than requiring the Company to issue 50,000 shares and pay $15,000 for each 30 day period, GGI has elected to convert $54,000 of the debentures and use 2,500,000 shares of common stock pledged by a 5% and less than 10% holder of common stock at December 29, 2005. When the SB-2 is effective, GGI will submit a conversion notice to the Company for 2,500,000 shares and return the pledged shares.

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

 Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

      Company-owned Clinic Patient Billings. For the three months ended June 30, 2006, patient billings decreased from $2,699,000 in 2005 to $2,252,000 in 2006. The $447,000 decrease was due primarily to a decrease in the number of personal injury cases.

      Provision for Discount. For the three months ended June 30, 2006, provision for discount on patient billings decreased from $1,150,000 in 2005 to $840,000 in 2006. $190,000 is attributable to the decrease in patient billings and $120,000 is attributable to a downward adjustment in the allowance as a percentage of patient billings from 43% in the 2005 period to 37% in the 2006 period. The adjustment reflects an increase in the collection percentage on cases that were settled by patient's attorneys in 2006 compared to 2005.

      Net Patient Billings Retained from Affiliated Clinics as Agent. For the three months ended June 30, 2006, net billings retained increased from $112,000 to $176,000 due to an increase in the number of clinics in the program from 15 to 35 clinics. The increase in net billings is not proportional to the increase in number of clinics.

      Compensation and Benefits. For the three months ended June 30, 2006, compensation and benefits increased from $672,000 in 2005 to $715,000 in 2006. $43,000 of the increase is attributable to compensation and benefits for two former affiliated clinics, which were acquired in August 2005 offset by a $24,000 decrease attributable to compensation and benefits for RehabCo in 2005 with no comparable expense in 2006.

      Marketing and Advertising. For the three months ended June 30, 2006, marketing and advertising increased from $319,000 in 2005 to $357,000 in the 2006 period. Although the number of personal cases has decreased 2006, the average marketing cost per case has increased in 2006 compared to 2005.

      General and Administrative. For the three months ended June 30, 2006, general and administrative decreased from $304,000 in 2005 to $265,000 in 2006. The decrease is primarily attributable to $32,000 in RehabCo expenses in 2005 with no comparable amount in 2006 and $30,000 in legal expenses.

      Bad Debt. For the three months ended June 30, 2006, bad debt increased from $100,000 in 2005 to $204,000 in 2006. The expense is attributable to the 100% write-off of personal injury cases billings because either there was no insurance coverage or the attorney did not pay the clinic at the time of settlement.


 Nine Months Ended June 30, 2006 Compared to Nine Months Ended June 30, 2005

      Company-owned Clinic Patient Billings. For the nine months ended June 30, 2006, patient billings decreased from $7,623,000 in 2005 to $6,892,000 in 2006. The $731,000 decrease was due primarily to a decrease in the number of personal injury cases.

      Provision for Discount. For the nine months ended June 30, 2006, provision for discount on patient billings decreased from $3,128,000 in 2005 to $2,558,000 in 2006. $300,000 is attributable to the decrease in patient billings and $270,000 is attributable to a downward adjustment in the allowance as a percentage of patient billings from 41% in the 2005 period to 37% in the 2006 period. The adjustment reflects an increase in the collection percentage on cases that were settled by patient's attorneys in 2006 compared to 2005.

      Net Patient Billings Retained from Affiliated Clinics as Agent. For the nine months ended June 30, 2006, net billings retained increased from $250,000 to $556,000 due to an increase in the number of clinics in the program from 15 to 35 clinics. The increase in net billings is not proportional to the increase in number of clinics.

      Compensation and Benefits. For the nine months ended June 30, 2006, compensation and benefits increased from $2,070,000 in 2005 to $2,181,000 in 2006. Compensation and benefits at company-owned clinics increased $224,000 with $131,000 attributable to compensation and benefits for two former affiliated clinics, which were acquired in August 2005 and $60,000 attributable to compensation earned by doctors for higher clinic profits in 2006 compared to 2005. The increase in company-owned expense was offset by a $75,000 decrease attributable to compensation and benefits for RehabCo in 2005 with no comparable expense in 2006.

      Marketing and Advertising. For the nine months ended June 30, 2006, marketing and advertising increased from $887,000 in 2005 to $950,000 in the 2006 period. Although the number of personal cases has decreased 2006, the average marketing cost per case has increased in 2006 compared to 2005.

      General and Administrative. For the nine months ended June 30, 2006, general and administrative increased from $837,000 in 2005 to $903,000 in 2006. Facility expenses including rent and utilities increased approximately $50,000 in the 2006 period in connection with the relocation of the corporate office in January 2006 and the acquisition of two affiliated clinics in August 2005. In addition, depreciation expense increased $40,000 in the 2006 period due primarily to the acquisition of spinal decompression equipment.

      Bad Debt. For the nine months ended June 30, 2006, bad debt increased from $300,000 in 2005 to $350,000 in 2006. The expense is attributable to the 100% write-off of personal injury cases billings because either there was no insurance coverage or the attorney did not pay the clinic at the time of settlement.


 Liquidity and Capital Resources

 For the nine months ended June 30, 2006, net cash used in operating activities was $354,000. The primary reasons for the difference of $620,000 between net income of $266,000 and net cash provided by operating activities is a $1,067,000 increase in net accounts receivable offset by a $411,000 increase in accounts payable and accrued expenses.

 Collections on patient billings increased from $3,692,000 in 2005 to $3,829,000 in 2006. The Company forecast for the nine month period ended June 30, 2006 was $4,350,000. The shortfall was due to fewer personal injury cases being settled than had been forecasted based on historical data. However, the average collections for settled cases were within the forecast range. After discussions with attorneys, Management believes the shortfall was due to an increase in the number of personal injury cases being sent into litigation by the attorneys due lower than expected settlement offers by the insurance companies.

 As disclosed in Note 4 Convertible Debenture, the Company was advanced $250,000 on January 11, 2006 and $200,000 on May 2, 20006 from the proceeds of the $1,000,000 Convertible Debenture Principal. The Company will receive $525,000 within 5 days of the effective date of the SB-2 filed with the SEC on July 21, 2006. $115,000 of the $450,000 advance to date was applied to 2005 payroll taxes due the IRS and the remainder of $335,000 to accounts payable.

 As of June 30, 2006, the Company was delinquent on 2006 payroll taxes in the amount of $60,000 and owed the IRS for 2004 payroll trust fund taxes in the amount of $426,000, which it intends to pay from the $525,000 remaining proceeds from the Convertible Debenture. The IRS has also assessed approximately $475,000 in penalties and interest for late payment of taxes for the period 1999 to 2004.

 Management continues to pursue a loan using the accounts receivable as collateral and expects to receive multiple proposals within the next 30 days. The proceeds from the loan should be in a range of $800,000 to $1,000,000. The proceeds of the loan will be used to pay the $525,000 in penalties and interest to the IRS and for working capital.

 As of August 16, 2006, the Company has not received the final $550,000 debenture installment because the SB-2 filed July 21, 2006 has not been declared effective by the SEC as disclosed in Note 4. If funding is not received within 15 days, the Company may have to take actions to increase cash flow including the closure of certain company-owned clinics and the simultaneous opening of affiliated clinics to treat patients in the vicinity.


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


                               AMERICAN HEALTHCHOICE, INC.

 Date: August 21, 2006         By:  /s/ Dr. J.W. Stucki
                               Dr. J.W. Stucki, Chief Executive
                               Officer and President

 Date: August 21, 2006         By:  /s/John C. Stuecheli
                               John C. Stuecheli, Chief Financial
                               Officer and Vice President - Finance
                               (Principal Financial and Accounting Officer)